Form 10-K405
period 1997-12-31
SCE FUNDING LLC
filed 1998-03-30
CIK 1041856

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________


                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(a) AND
 (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from   _____________ to _____________

                       COMMISSION FILE NUMBER 333-30785
                                              ---------

                    CALIFORNIA INFRASTRUCTURE AND ECONOMIC
                 DEVELOPMENT BANK SPECIAL PURPOSE TRUST SCE-1
                 --------------------------------------------
                         (Issuer of the Certificates)

                                SCE FUNDING LLC
                                ---------------
            (Exact Name of Registrant as Specified in Its Charter)

     DELAWARE                                                  95-4640661
     --------                                                  ----------
     (State or other Jurisdiction                            (I.R.S. Employer
     of Incorporation or Organization)                      Identification No.)


     2244 WALNUT GROVE AVENUE,
     ROOM 180, ROSEMEAD, CALIFORNIA                               91770
     ------------------------------                               -----
     (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (626) 302-1850
                                                           --------------
       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 Rate Reduction Certificates, Series 1997-1: Class A-1 5.98% Certificates; Class A-2 6.14% Certificates; Class A-3 6.17% Certificates; Class A-4 6.22% Certificates; Class A-5 6.28% Certificates; Class A-6 6.38% Certificates; Class A-7 6.42% Certificates, maturing serially from 1998 to 2009, and underlying SCE Funding LLC Notes of the same respective classes

________________________________________________________________________________
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 1998 was $0.

                      DOCUMENTS INCORPORATED BY REFERENCE.
Not applicable.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

             GENERAL

             SCE Funding LLC (the "Note Issuer") is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Southern California Edison Company ("Edison"), as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The principal executive office of the Note Issuer is located at 2244 Walnut Grove Avenue, Room 180, Rosemead, California 91770. Its phone number is (626) 302-1850. The Note Issuer was organized in June 1997 for the limited purposes of owning the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Edison in the event Edison becomes subject to such a proceeding.

             The only material business conducted by the Note Issuer has been the acquisition of Transition Property (which is reported as a Note Receivable on the financial statements) and the issuance on December 11, 1997 of $2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years. The specific interest rate and maturity of each class of Notes is specified herein under Note 4 of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

             The Note Issuer has no employees. It has entered into a servicing agreement (the "Servicing Agreement") with Edison pursuant to which Edison is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an administrative services agreement with Edison pursuant to which Edison performs administrative and operational duties for the Note Issuer.

             TRANSITION PROPERTY

             The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the

Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

             In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Edison, as the servicer of the Transition Property (in such capacity, the "Servicer"), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. As of December 31, 1997, the Servicer has not sought any such adjustments.

             THE TRUST

             The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. It will not conduct any other material business activities.

ITEM 2.  PROPERTIES.

             The Note Issuer has no materially important physical properties. Its primary asset is the Transition Property described above in Item 1 (Business). The Note Issuer has not received any collections from the Transition Property in 1997.

             The Trust has no materially important physical properties. Its primary assets are the Notes described above in Item 1 (Business). The Trust did not receive any payments in respect of the Notes in 1997.

ITEM 3.  LEGAL PROCEEDINGS.

             On October 6, 1997 The Utility Reform Network ("TURN"), a California consumer advocacy group, filed applications for rehearing with the CPUC seeking rehearing of the Financing Order, alleging that the Financing Order was unlawful on certain grounds. The CPUC denied the applications for rehearing on October 22, 1997. On November 24, 1997, TURN, Public Media Center, Consumers Union and Harvey Rosenfield filed a petition for writ of review of the Financing Order with the California Supreme Court. In connection with their petition for writ of review, TURN and the other petitioners requested that the California Supreme

Court issue an interim writ or order suspending implementation of the Financing Order until such time as the Court resolved the petition for writ of review. On November 25, 1997, Pacific Gas and Electric Company, San Diego Gas & Electric Company and Edison jointly filed an opposition to the request for an interim writ or order suspending implementation of the Financing Order. On December 4, 1997, the California Supreme Court denied both the request for an interim writ or order and the petition for writ of review.

             On November 24, 1997, individuals representing TURN, Public Media Center and the Coalition Against Utility Taxes filed a voter initiative with the California Attorney General which seeks, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, requires Edison to offset such charges with an equal credit to customers. In February 1998, the California Secretary of State released the title and summary prepared for the proposed initiative by the office of the California Attorney General. The sponsors of the initiative are now seeking sufficient signatures to qualify the initiative for the November 1998 statewide ballot. If the proposed initiative were voted into law, costly and lengthy litigation might ensue. Under the terms of the Servicing Agreement, Edison as the Servicer is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of or supplement to the statute providing for the Certificates, or the Financing Order, or the rights of holders of the Transition Property, by legislative enactment, voter initiative or constitutional amendment that would be adverse to holders of the Certificates. The costs of such actions would be payable out of collections of the FTA Charges as an operating expense of the Note Issuer. If the initiative were to qualify for the ballot, be voted into law and be upheld by the courts, it could have a material adverse effect on the Note Issuer and the holders of the Certificates.

             No other legal proceedings affecting either the Note Issuer or the Trust occurred in 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.
             No matters were submitted for a vote or consent of holders of Certificates in 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

             (a) There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Edison. The Note Issuer's equity securities, or membership interests, were sold to Edison in June 1997 in exchange for an initial capital contribution of $5,000. Edison has made capital contributions to the Note Issuer aggregating $13,240,000 as of December 31, 1997. The sale of the Note Issuer's membership interests to Edison was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer has made no other sales of unregistered securities.

          The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which then remains outstanding. As of December 31, 1997, the original principal amount of all series of Notes which then remained outstanding is $2,463,000,000. As of December 31, 1997, the Note Issuer has not made any distributions. The Note Issuer intends to make distributions to the sole member from time to time in the future as permitted by the Indenture and as approved by the Note Issuer's Board of Directors.

          The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). DTC has informed the Note Issuer that as of December 31, 1997, there were 103 beneficial holders of Certificates. The Certificates are not registered on any national securities exchange and do not trade on any established trading market.

             (b) The Note Issuer's Amendment No. 4 to the Registration Statement No. 333-30785 on Form S-3, as filed with the Commission on November 21, 1997 (the "Registration Statement"), for the sale of the Notes and the Certificates was declared effective by the Commission on November 24, 1997. The Certificates were offered for sale beginning on December 3, 1997. Certificates in the aggregate amount of $2,463,000,000 were sold on December 11, 1997. In connection with the offering of the Certificates, Salomon Brothers Inc and Lehman Brothers Inc. acted as the managing underwriters. The Notes registered under the Registration Statement were all sold to the Trust pursuant to a note purchase agreement. Notes and Certificates in the aggregate principal amount of $3,000,000,000 were registered and $2,463,000,000 have been offered and sold to date. The amount of each class of Notes and Certificates registered and the respective sale prices are shown below:

                                      Principal Amount
                                      ----------------
                                         Registered        Sale Price
                                      ----------------   --------------

Class A-1 Notes and Certificates        $  246,300,000   $  246,281,602
Class A-2 Notes and Certificates           307,251,868      307,241,053
Class A-3 Notes and Certificates           247,840,798      247,826,423
Class A-4 Notes and Certificates           246,030,125      245,977,573
Class A-5 Notes and Certificates           360,644,658      360,563,729
Class A-6 Notes and Certificates           739,988,148      739,668,547
Class A-7 Notes and Certificates           314,944,403      314,750,996

          Total                         $2,463,000,000   $2,462,309,923

             From the effective date of the Registration Statement to December 31, 1997, the amount of expenses incurred for the account of the Note Issuer in connection with the issuance and distribution of the Notes and the Certificates registered under the Registration Statement totaled $11,699,238 for underwriting discount and commissions, approximately $259,000 for expenses incurred to or for underwriters and approximately $859,000 for other expenses. Other expenses incurred for the account of the Note Issuer prior to the effective date of the Registration Statement in connection with the issuance and distribution of the Notes and the Certificates total approximately $3,242,000. Management expects that the total expenses paid or to be paid in connection with the issuance and distribution of the Notes and the Certificates will aggregate $18,600,000. Management believes that the above are reasonable estimates of the respective expenses paid from the effective date of the Registration Statement to December 31, 1997 and the projected total expenses paid or to be paid in connection with the offer and sale of the Notes and the Certificates. No expenses were paid either directly or indirectly to directors, officers or affiliates of the Note Issuer from the effective date of the Registration Statement to December 31, 1997.

             The net offering proceeds to the Note Issuer after deducting the original issue discount of $690,078 and the foregoing expenses from the effective date of the Registration Statement to December 31, 1997 are $2,449,492,684. As of December 31, 1997, there remain outstanding certain expenses in connection with the issuance and distribution of the Notes. Management expects that the net offering proceeds to the Note Issuer after deducting total expected expenses will be $2,443,709,923, which is the same amount that was used to purchase the Transition Property from Edison. Management believes that the above are reasonable estimates of the net offering proceeds after deducting expenses incurred from the effective date of the Registration Statement to December 31, 1997 and after deducting projected total expenses paid or to be paid in connection with the offer and sale of the Notes and the Certificates. The Trust used all of the net proceeds from the sale of Certificates to purchase the Notes from the Note Issuer.

ITEM 6.  SELECTED FINANCIAL DATA.

             Omitted pursuant to Instruction I of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

             As discussed under Item 1 (Business), the Note Issuer is a newly organized entity established in June 1997 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters), on December 11, 1997, the Note Issuer issued Notes in order to purchase Transition Property, which is classified as a Note

Receivable on the financial statements included under Item 8 (Financial Statements and Supplementary Data). As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Property, interest expense on the Notes and incidental investment interest income.

             In 1997, income generated from the Transition Property was approximately $8.2 million. The Note Issuer also earned approximately $60,000 in interest on other investments. Interest expense of approximately $8.2 million relates to interest on the Notes and the amortization of debt issuance costs and the discount on the Notes.

             The Note Issuer expects to use collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes. Interest income earned on the Transition Property is expected to offset
(1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes and (3) the fees charged by Edison for servicing the Transition Property and providing administrative services to the Note Issuer. (These agreements are discussed in greater detail in Note 5 to the financial statements attached hereto.)

             Collections of FTA Charges are currently meeting expectations and were sufficient to pay approximately 99% of all scheduled payments on the Notes and related expenses for the first Note payment date (March 25, 1998). The remaining amount (approximately $715,000) was drawn from the Capital Subaccount established under the Indenture (see discussion concerning restricted funds in Note 2 of the Notes to Financial Statements), which amount will be replenished to the extent there are sufficient excess collections in the future. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

             The Note Issuer does not expect any material adverse impact on the
Note Issuer or its financial position or results of operations as a result of any inability of the computer systems on which it currently relies to recognize the year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Not applicable to Note Issuer.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference. In addition, Exhibit 99.1 contains financial information regarding collections of FTA Charges for the month of December 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

             Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

             Not applicable to the Trust.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

          1.   Financial Statements.

               The following financial statements of the Note Issuer and report of independent public accountants are included in Item 8 (Financial Statements and Supplementary Data):

               Report of Independent Public Accountants
               Balance Sheet
               Statement of Operations and Changes in Member's Equity Statement of Cash Flows
               Notes to Financial Statements

          2.   Financial Statement Schedule.

               None.

          3.   Exhibits.

               The following exhibits are filed as a part of this report:

Exhibit
Number
-------
  3.1               Certificate of Formation (incorporated
                    by reference to the same titled
                    exhibit to the Note Issuer's
                    Registration Statement on Form S-3,
                    File No.  333-30785)

  3.2               Limited Liability Company Agreement
                    (incorporated by reference to the same
                    titled exhibit to the Note Issuer's
                    Registration Statement on Form S-3,
                    File No.  333-30785)

  3.3               Amended and Restated Limited Liability
                    Company Agreement (incorporated by
                    reference to exhibit number 3.4 to the
                    Note Issuer's Registration Statement
                    on Form S-3, File No.  333-30785)

  4.1               Note Indenture (incorporated by
                    reference to the same titled exhibit
                    to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  4.2               Series Supplement (incorporated by
                    reference to the same titled exhibit
                    to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  4.3               Note (incorporated by reference to the
                    same titled exhibit to the Note
                    Issuer's Current Report on Form 8-K
                    filed with the Commission on December
                    11, 1997)

  4.4               Amended and Restated Declaration and
                    Agreement of Trust (incorporated by
                    reference to the same titled exhibit
                    to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  4.5               First Supplemental Agreement of Trust
                    (incorporated by reference to the same
                    titled exhibit to the Note Issuer's
                    Current Report on Form 8-K filed with
                    the Commission on December 11, 1997)

  4.6 Rate Reduction Certificate (incorporated by reference to the same titled exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

  10.1              Transition Property Purchase and Sale
                    Agreement (incorporated by reference
                    to the same titled exhibit to the Note
                    Issuer's Current Report on Form 8-K
                    filed with the Commission on December
                    11, 1997)

  10.2              Transition Property Servicing
                    Agreement (incorporated by reference
                    to the same titled exhibit to the Note
                    Issuer's Current Report on Form 8-K
                    filed with the Commission on December
                    11, 1997)

  10.3              Note Purchase Agreement (incorporated
                    by reference to the same titled
                    exhibit to the Note Issuer's Current
                    Report on Form 8-K filed with the
                    Commission on December 11, 1997)

  10.4              Fee and Indemnity Agreement
                    (incorporated by reference to the same
                    titled exhibit to the Note Issuer's
                    Current Report on Form 8-K filed with
                    the Commission on December 11, 1997)

  23.1              Consent of Arthur Andersen LLP

  27.1              Financial Data Schedule

  99.1              Annual Statement

(b)       Reports on 8-K.

          The Note Issuer filed a Current Report on Form 8-K dated December 11, 1997 filing certain agreements entered into by the Note Issuer and the Trust.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1998.

                                           SCE FUNDING LLC
                                             as Registrant


                                           By  /s/ Theodore F. Craver, Jr.
                                              -----------------------------
                                              Name:  Theodore F. Craver, Jr.
                                              Title:  President

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                       Date
          ---------                        -----                       ----


/s/ Theodore F. Craver, Jr.         Director and President        March 30, 1998
-----------------------------    (Principal Executive Officer)
Theodore F. Craver, Jr.



/s/ Mary C. Simpson             Director, Treasurer (Principal    March 30, 1998
-----------------------------      Financial and Accounting
Mary C. Simpson                           Officer)



/s/ Anand Maniktala                        Director               March 30, 1998
-----------------------------
Anand Maniktala

Report of Independent Public Accountants



To the Member of SCE Funding LLC:

We have audited the accompanying balance sheet of SCE Funding LLC (a Delaware Limited Liability Company) as of December 31, 1997 and the related statements of operations and changes in member's equity and cash flows for the period from inception (June 27, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE Funding LLC as of December 31, 1997, and the results of its operations and its cash flows for the period from inception (June 27, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.





                                                ARTHUR ANDERSEN LLP


Los Angeles, California
March 25, 1998

                                SCE FUNDING LLC
                                 BALANCE SHEET
                             AT DECEMBER 31, 1997
                                (In thousands)

               ASSETS
               ------
Current Assets:
  Cash and equivalents                            $    6,616
  Interest receivable                                  8,163
                                                  ----------
    Total Current Assets                          $   14,779
                                                  ----------

Other Assets & Deferred Charges:
  Restricted cash                                     12,254
  Note receivable - net of discount                2,443,812
  Unamortized bond issuance costs                     15,974
                                                  ----------
    Total Other Assets and Deferred Charges       $2,472,040
                                                  ----------

            TOTAL ASSETS                          $2,486,819
                                                  ==========

   LIABILITIES AND MEMBER'S EQUITY
   -------------------------------
Current Liabilities:
  Accrued interest payable                        $    8,142
  Current portion of long-term debt                  246,300
  Miscellaneous accrued expenses                       3,382
                                                  ----------
    Total Current Liabilities                     $  257,824

Long term debt-net of discount                     2,216,014

Member's equity at December 31, 1997                  12,981
                                                  ----------

Total Liabilities and Member's Equity             $2,486,819
                                                  ==========

                                SCE FUNDING LLC
            STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
              FROM INCEPTION (JUNE 27, 1997) TO DECEMBER 31, 1997
                                (In thousands)

Operating Revenue:
Interest Income                                   $ 8,304
                                                  -------
          Total Operating Revenue                   8,304
                                                  -------

Operating Expenses:
Interest Expense                                    8,231
Other Expenses                                        332
                                                  -------
          Total Operating Expenses                  8,563
                                                  -------

          Net Income (Loss)                       $  (259)

Member's Equity at Inception (June 27, 1997)           -
Member's Contributions                             13,240
                                                  -------
          Member's Equity at December 31, 1997    $12,981
                                                  =======

                                SCE Funding LLC
                            Statement of Cash Flows
              FROM INCEPTION (JUNE 27, 1997) TO DECEMBER 31, 1997
                                (In thousands)

Cash Flows from Operating Activities:
Net income (Loss)                                  $     (259)
Adjustment for non cash items:
  Amortization of bond discount and issuance costs         89
  Amortization of discount on note receivable            (102)
Changes in working capital:
  Interest receivable                                  (8,163)
  Accrued interest payable                              8,142
  Miscellaneous accrued expenses                        3,382
                                                   ------------
Net Cash Provided by Operating Activities               3,089
                                                   ============


Cash Flows from Financing Activities:
Proceeds from issuance of notes payable             2,462,310
Payment of bond issuance costs                        (16,059)
Equity Contribution from Edison                        13,240
                                                   ------------
Net Cash Provided by Financing Activities           2,459,491
                                                   ============

Cash Flows from Investing Activities:
Purchase of note receivable                        (2,443,710)
Restricted funds                                      (12,254)
                                                   ------------
Net Cash Used by Investing Activities              (2,455,964)
                                                   ============

Net increase in cash and equivalents                    6,616
Cash and equivalents, beginning of year                    -
                                                   ------------
Cash and equivalents, end of year                  $    6,616
                                                   ============

NONCASH TRANSACTIONS:
Discount on Note Receivable                        $   19,290
Discount on Notes Payable                          $      690

    The accompanying Notes are an integral part of this Financial Statement

                                SCE FUNDING LLC


                         NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation

The financial statements include the accounts of SCE Funding LLC, a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company ("Edison"), a provider of electric services. Edison is a wholly owned subsidiary of Edison International. SCE Funding LLC was formed on June 27, 1997, in order to effect the purchase from Edison of Transition Property (as defined below) and to fund such purchase from the issuance of notes (the "Notes") to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (the "Trust") which issued certificates (the "Certificates") with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable Edison to provide a 10% electric rate reduction to Edison's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by Senate Bill 477 (collectively, the "electric restructuring legislation"). This rate reduction became effective January 1, 1998.

SCE Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from nonbypassable tariffs authorized by the California Public Utility Commission (the "CPUC") pursuant to the electric restructuring legislation. For financial reporting purposes, the purchase of the Transition Property by SCE Funding LLC from Edison was conducted through the issuance of a promissory note by Edison to SCE Funding LLC in the amount of approximately $2.5 billion. Accordingly, the purchase of the Transition Property is classified as a Note Receivable on the accompanying financial statements. Notwithstanding such classification of the Transition Property, the Transition Property, for legal purposes, has been sold by Edison to SCE Funding LLC.

SCE Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, SCE Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of Edison, in the event Edison becomes subject to such a proceeding.

SCE Funding LLC is legally separate from Edison. The assets and revenue of SCE Funding LLC, including, without limitation, the Transition Property, are not available to creditors of Edison or Edison International, and the promissory note from Edison to SCE Funding LLC (i.e., the Transition Property) is not legally an asset of Edison or Edison International.


2.  Summary of Accounting Policies

Cash Equivalents

Cash equivalents include working funds and short-term investments with maturities of 90 days or less.

Restricted Funds

SCE Funding LLC is required to maintain funds of approximately $12 million. These funds are invested in short term securities with maturities of 90 days or less. They are to be used to make scheduled payments on the Notes to the Trust and to pay other expenses of SCE Funding LLC in the event that collections of the nonbypassable tariffs prove insufficient to make such payments.


Unamortized Bond Issuance Costs

The costs associated with the issuance of the Notes to the Trust have been capitalized and will be amortized over the life of the Notes.

Income Taxes

SCE Funding LLC is a single-member limited liability company for federal and state income tax purposes. Accordingly, any income tax effect of SCE Funding LLC's activities will be reflected in Edison's financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amount of revenue, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value. In addition to these amounts, at December 31, 1997, SCE Funding LLC had a financial asset (representing its note receivable from Edison), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $2.5 billion. The note receivable is carried at cost, which approximates fair value. Fair value is estimated based on brokers' quotes of notes with similar characteristics. Financial liabilities are recorded at cost, which approximates fair value, and their fair value is based on brokers' quotes.


4.  Long Term Debt

In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust. The Notes consist of seven classes and have maturities ranging from one to 10 years, and bear interest at rates ranging from 5.98% to 6.42%. The Notes are secured solely by the Transition Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of Edison or Edison International. For financial reporting purposes the Transition Property is shown as a Note Receivable, with the same scheduled maturities and interest rates as the Notes to the Trust (see table below). Notwithstanding such classification of the Transition Property, the Transition Property has been sold by Edison to SCE Funding LLC.

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited monthly with the Trustee for the Notes by Edison as servicer of the Transition Property. The debt service requirements include an overcollateralization amount, which will be retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to SCE Funding LLC. Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 1997, are as follows:


           Class               Scheduled               Interest          Amount
                               Maturity                  Rate              (in
                                 Date                                   thousands)
                                 ----
           A-1                 December 26, 1998       5.98%            $  246,300
           A-2                 March 25, 2000          6.14%               307,252
           A-3                 March 25, 2001          6.17%               247,841
           A-4                 March 25, 2002          6.22%               246,030
           A-5                 September 25, 2003      6.28%               360,645
           A-6                 September 25, 2006      6.38%               739,988
           A-7                 December  26, 2007      6.42%               314,944
                                                                         ----------
                                                                         $2,463,000
Less: Current Maturities                                                   (246,300)
Less:Unamortized Discount                                                      (686)
                                                                         ----------
Long-Term Debt                                                           $2,216,014
                                                                         ----------



5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, Edison, the servicer, is required to manage and administer the Transition Property of SCE Funding LLC and to collect the nonbypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC. SCE Funding LLC shall pay an annual servicing fee equal to
 .25% of the outstanding principal balance of the Notes for so long as the nonbypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the nonbypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers. SCE Funding LLC incurred a total of $330,000 in servicing fees in 1997. Edison is also entitled to receive as compensation any interest earnings on the nonbypassable tariff collections,and any late payment charges collected from Edison's customers prior to remittance to the Trust.

The Trust was created solely for the purpose of purchasing the Notes from SCE Funding LLC, issuing the Certificates, and applying the payments received in respect of the Notes to the payment of interest and principal in respect of the Certificates. Under the Trust Agreement, Bankers Trust Company, the Certificate Trustee, is responsible for purchasing the Notes and authenticating and delivering the Certificates to the investors. Bankers Trust Company Delaware, the Delaware Trustee, is responsible for the maintenance of all records that are necessary to form and maintain the existence of the Trust. All fees and expenses of the Certificate Trustee and the Delaware Trustee will be paid by SCE Funding LLC.

                                 Exhibit Index

                                                             Sequential
                                                               Numbered
Exhibit                                                         Exhibit
Number              Description                                    Page
-------             -----------                              ----------
  3.1               Certificate of Formation (incorporated
                    by reference to the same titled
                    exhibit to the Note Issuer's
                    Registration Statement on Form S-3,
                    File No.  333-30785)

  3.2               Limited Liability Company Agreement
                    (incorporated by reference to the same
                    titled exhibit to the Note Issuer's
                    Registration Statement on Form S-3,
                    File No.  333-30785)

  3.3               Amended and Restated Limited Liability
                    Company Agreement (incorporated by
                    reference to exhibit number 3.4 to the
                    Note Issuer's Registration Statement
                    on Form S-3, File No.  333-30785)

  4.1               Note Indenture (incorporated by
                    reference to the same titled exhibit
                    to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  4.2               Series Supplement (incorporated by
                    reference to the same titled exhibit
                    to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  4.3               Note (incorporated by reference to the
                    same titled exhibit to the Note
                    Issuer's Current Report on Form 8-K
                    filed with the Commission on December
                    11, 1997)

  4.4               Amended and Restated Declaration and
                    Agreement of Trust (incorporated by
                    reference to the same titled exhibit
                    to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  4.5               First Supplemental Agreement of Trust
                    (incorporated by reference to the same
                    titled exhibit to the Note Issuer's
                    Current Report on Form 8-K filed with
                    the Commission on December 11, 1997)

  4.6 Rate Reduction Certificate (incorporated by reference to the same titled exhibit to the Note Issuer's Current Report on
                    Form 8-K filed with the Commission on
                    December 11, 1997)

  10.1              Transition Property Purchase and Sale
                    Agreement (incorporated by reference
                    to the same titled exhibit to the Note
                    Issuer's Current Report on Form 8-K
                    filed with the Commission on December
                    11, 1997)

  10.2              Transition Property Servicing
                    Agreement (incorporated by reference
                    to the same titled exhibit to the Note
                    Issuer's Current Report on Form 8-K
                    filed with the Commission on December
                    11, 1997)

  10.3              Note Purchase Agreement (incorporated
                    by reference to the same titled
                    exhibit to the Note Issuer's Current
                    Report on Form 8-K filed with the
                    Commission on December 11, 1997)

  10.4              Fee and Indemnity Agreement
                    (incorporated by reference to the same
                    titled exhibit to the Note Issuer's
                    Current Report on Form 8-K filed with
                    the Commission on December 11, 1997)

  23.1              Consent of Arthur Andersen LLP

  27.1              Financial Data Schedule

  99.1              Annual Statement