Form 10-Q
period 1998-03-31
SCE FUNDING LLC
filed 1998-05-14
CIK 1041856

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                               _________________


                                   FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH
                         THE REDUCED DISCLOSURE FORMAT.


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from   _____________ to _____________


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
                                                           --------------

Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
           requirements for at least the past 90 days. YES   [x]   NO
                                                             ---      ---

================================================================================

                                     PART I
Item 1. Financial Statements.

                                SCE FUNDING LLC
                                BALANCE SHEETS
                                (in thousands)

                                                           March 31,     December 31,
                 ASSETS                                       1998           1997
                 ------                                   ------------   ------------
                                                          (Unaudited)
Current Assets:
          Cash & equivalents                               $    1,935      $    6,616
          Current portion of Note Receivable                  304,477         246,300
          Interest receivable                                   2,559           8,163
                                                        -----------------------------
               Total Current Assets                        $  308,971      $  261,079
                                                        -----------------------------

Other Assets and Deferred Charges:
          Restricted funds                                     11,651          12,254
          Note receivable - net of discount                 2,128,372       2,197,512
          Unamortized bond issuance costs                      17,250          15,974
                                                        -----------------------------
               Total Other Assets & Deferred Charges       $2,157,273      $2,225,740
                                                        -----------------------------
               Total Assets                                $2,466,244      $2,486,819
                                                        =============================
            LIABILITIES AND MEMBER'S EQUITY
            -------------------------------
Current Liabilities:
          Interest payable                                 $    2,559      $    8,142
          Current portion of long-term debt                   304,477         246,300
          Misc accrued expenses                                   104           3,382
                                                        -----------------------------
               Total Current Liabilities                   $  307,140      $  257,824
                                                        -----------------------------

Long term debt - net of discount                            2,145,500       2,216,014

Member's equity                                            $   13,604      $   12,981
                                                        -----------------------------
               Total Liabilities and Member's Equity       $2,466,244      $2,486,819
                                                        =============================

    The accompanying Notes are an integral part of this Financial Statement

                                SCE FUNDING LLC
            STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                 FROM JANUARY 1, 1998 THROUGH MARCH 31, 1998
                                  (UNAUDITED)
                                (in thousands)

OPERATING REVENUES:
          Interest Income                              $39,856
                                                       -------
               Total Operating Revenue                  39,856
                                                       -------
OPERATING EXPENSES:
          Interest Expense                              39,444
          Other Expenses                                 1,353
                                                       -------
               Total Operating Expenses                 40,797
                                                       -------
               Net Income (Loss)                       $  (941)
                                                       =======
          Member's Equity, beginning of period          12,981
          Member Contributions - net                     1,564
                                                       -------
               Member's Equity, end of period          $13,604
                                                       =======

    The accompanying Notes are an integral part of this Financial Statement

                                SCE FUNDING LLC
                            STATEMENT OF CASH FLOWS
                    FROM JANUARY 1, 1998 TO MARCH 31, 1998
                                  (UNAUDITED)
                                (in thousands)


Cash Flows from Operating Activities:
Net Income (Loss)                                                  $   (941)
Adjustment for non cash items:
          Amortizations                                                 (20)
Changes in Working Capital:
          Receivables                                                17,049
          Interest payable                                           (5,583)
          Accounts payable and other current liabilities             (3,280)
                                                                   --------
Net Cash Provided by Operating Activities                             7,225
                                                                   ========
Cash Flows from Financing Activities:
          Payment of additional bond issuance costs                  (1,720)
          Payment of principal on rate reduction notes              (12,354)
                                                                   --------
Net Cash Used by Financing Activities                               (14,074)
                                                                   ========
Cash Flows from Investing Activities:
          Equity contributions from Southern California Edison        1,564
          Other - Net                                                   604
                                                                   --------
Net Cash Provided by Investing Activities                             2,168
                                                                   ========
Net decrease in cash and equivalents                                 (4,681)
Cash and equivalents, beginning of period                             6,616
                                                                   --------
Cash and equivalents, end of period                                $  1,935
                                                                   ========

    The accompanying Notes are an integral part of this Financial Statement

                                SCE FUNDING LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

          In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

          The significant accounting policies of SCE Funding LLC (the "Note Issuer") were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission. The Note Issuer follows the same accounting policies for interim reporting purposes. Results of operations for the interim period are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with the
Note Issuer's Annual Report on Form 10-K.

               Certain prior-period amounts were reclassified to conform to the March 31, 1998 financial statement presentation.

Note 1. Basis of Presentation.

          The financial statements include the accounts of the Note Issuer, a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company ("Edison"), a provider of electric services. Edison is a wholly owned subsidiary of Edison International. The Note Issuer was formed on June 27, 1997, in order to effect the purchase from Edison of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes") to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (the "Trust") which issued certificates (the "Certificates") with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable Edison to provide a 10% electric rate reduction to Edison's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by Senate Bill 477 (collectively, the "electric restructuring legislation"). This rate reduction became effective January 1, 1998.

          The Note Issuer was organized for the limited purposes of issuing the Notes and purchasing Transition Property. "Transition Property" is the right to be paid a specified amount from nonbypassable tariffs authorized by the California Public Utilities Commission (the "CPUC") pursuant to the electric restructuring legislation. For financial reporting purposes, the purchase of the Transition Property by the Note Issuer from Edison was treated as the issuance of a promissory note by Edison to the Note Issuer in the amount of approximately $2.5 billion. Accordingly, the purchase of the Transition Property is classified as a note receivable on the accompanying financial statements. Notwithstanding such classification of the Transition Property, the Transition Property, for legal purposes, has been sold by Edison to the Note Issuer.

          The Note Issuer is restricted by its organizational documents from engaging in any other activities. In addition, the Note Issuer's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of Edison, in the event Edison becomes subject to such a proceeding.

          The Note Issuer is legally separate from Edison. The assets and revenues of the Note Issuer, including, without limitation, the Transition Property, are not available to creditors of Edison or Edison International, and the note receivable from Edison to the Note Issuer (i.e., the Transition Property) is not legally an asset of Edison or Edison International.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in the Note Issuer's Annual Report on Form 10-K.

          The Note Issuer is a special purpose, single member limited liability company organized in June 1997 for the limited purposes of owning the Transition Property (as described below) and issuing notes secured primarily by the Transition Property. Edison is the sole member of the Note Issuer and owns all of the equity of the Note Issuer. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Edison in the event Edison becomes subject to such a proceeding.

          In December 1997, the Note Issuer acquired the Transition Property (which for financial reporting purposes is treated as a note receivable) and issued $2,463,000,000 in principal amount of the Notes with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Note Indenture"). The Note Issuer sold the Notes to the Trust, which issued the Certificates in a public offering. The Note Issuer entered into a servicing agreement (the "Servicing Agreement") with Edison pursuant to which Edison is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an administrative services agreement with Edison pursuant to which Edison performs certain administrative and operational duties for the Note Issuer.

          The California Public Utilities Code (the "PU Code") provides for the creation of Transition Property. A financing order dated September 3, 1997 (the "Financing Order") issued by the CPUC, together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the
Note Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

          In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires Edison, as the servicer of the Transition Property (in such capacity, the "Servicer"), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. As of March 31, 1998, the Servicer has not sought any such adjustments.

          The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the Transition Property, interest expense on the Notes, and incidental investment interest income. During the three month period ended March 31, 1998, the income generated from the Transition Property was approximately $39 million. The Note Issuer also earned approximately $389,000 in interest on other investments. Interest expense of approximately $39 million relates to interest on the Notes and the amortization of debt issuance costs.

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

          Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods: December 1997 through February 1998 (dated March 16,
1998), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein, collections of FTA Charges are currently meeting expectations and were sufficient to pay approximately 99% of all scheduled payments on the Notes and related expenses for the first Note payment date (March 25, 1998). The remaining amount (approximately $715,000) was drawn from the Capital Subaccount established pursuant to the Note Indenture, which amount will be replenished to the extent there are sufficient excess collections in the future. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. The Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

          The Note Issuer does not expect any material adverse impact on the
Note Issuer or its financial position or results of operations as a result of any inability of the computer systems on which it currently relies to recognize the year 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

               Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

                                    PART II

Item 2. Changes in Securities and Use of Proceeds.

               Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 3. Defaults Upon Senior Securities.

               Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

               Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 5. Other Information.

          Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the collection periods:
December 1997 through February 1998 (dated March 16, 1998), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

        (a) The following exhibits are filed as a part of this report:


                                                       Sequential
                                                         Numbered
Exhibit                                                   Exhibit
Number                                                       Page
-------                                                ----------
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

   27.1   Financial Data Schedule for the quarter
          ended March 31, 1998

   99.1   Quarterly Servicer's Certificate dated
          March 16, 1998

          (b) Reports on Form 8-K filed during the quarter ended March 31, 1998.

          The Note Issuer did not file any reports on Form 8-K for the fiscal quarter ended March 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1998                        SCE FUNDING LLC
                                           as Registrant


                                           By    /s/ Mary C. Simpson
                                              ---------------------
                                           Name:  Mary C. Simpson
                                           Title: Treasurer (Principal
                                                  Financial and
                                                  Accounting Officer)

                                 Exhibit Index
                                 -------------


                                                      Sequential
                                                        Numbered
Exhibit                                                  Exhibit
Number                                                      Page
-------                                               ----------
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

   27.1   Financial Data Schedule for the quarter
          ended March 31, 1998

   99.1   Quarterly Servicer's Certificate dated
          March 16, 1998