Form 10-Q
period 1998-06-30
SCE FUNDING LLC
filed 1998-08-11
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------


                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
           INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to
      _____________


                        Commission file number 333-30785


                     California Infrastructure and Economic
                  Development Bank Special Purpose Trust SCE-1
                          (Issuer of the Certificates)

                                 SCE Funding LLC
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                                95-4640661
         (State or Other Jurisdiction                   (I.R.S. Employer
       of Incorporation or Organization)               Identification No.)


          2244 Walnut Grove Avenue,
        Room 180, Rosemead, California                        91770
   (Address of Principal Executive Offices)                (Zip Code)


       Registrant's Telephone Number, Including Area Code: (626) 302-1850



     Indicate by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES |X| NO

                                     PART I

Item 1. Financial Statements

                                 SCE FUNDING LLC
                                 BALANCE SHEETS

                                 (in thousands)
                                                          June 30,              December 31,
                   ASSETS                                   1998                    1997
                   ------                                   ----                    ----
                                                        (Unaudited)
Current Assets:
     Cash & equivalents                               $        1,139         $      6,616
     Current portion of note receivable                      288,757              246,300
     Interest receivable                                       2,139                8,163
                                                      ---------------------------------------
         Total Current Assets                                292,035              261,079
                                                      ---------------------------------------

Other Assets and Deferred Charges:
     Restricted funds                                         12,231               12,254
     Note receivable - net of discount                     2,080,031            2,197,512
     Unamortized bond issuance costs                          17,200               15,974
                                                      ---------------------------------------
         Total Other Assets & Deferred Charges             2,109,462            2,225,740
                                                      ---------------------------------------

                          Total Assets                $    2,401,497         $  2,486,819
                                                      =======================================

       LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
     Interest payable                                 $        2,079         $      8,142
     Current portion of long-term debt                       288,757              246,300
     Misc accrued expenses                                        84                3,382
                                                      -------------------------------------
         Total Current Liabilities                           290,920              257,824
                                                      -------------------------------------

Long term debt - net of discount                           2,096,289            2,216,014

Member's equity                                               14,288               12,981
                                                      -------------------------------------

              Total Liabilities and Member's Equity   $    2,401,497          $ 2,486,819
                                                      =====================================

     The accompanying notes are an integral part of this Financial Statement

                                 SCE FUNDING LLC
             STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                   FROM JANUARY 1, 1998 THROUGH JUNE 30, 1998
                                   (UNAUDITED)
                                 (in thousands)

                                             3 Months Ended    6 Months Ended
                                             June 30, 1998     June 30, 1998
                                            --------------------------------

OPERATING REVENUE:
   Interest income                                 $39,168         $79,024
                                             -----------------------------------
      Total Operating Revenue                       39,168          79,024
                                             -----------------------------------

OPERATING EXPENSES:
   Interest expense                                 38,375          77,819
   Other expenses                                    1,666           3,019
                                             -----------------------------------
      Total Operating Expenses                      40,041          80,838
                                             -----------------------------------

      Net Income (Loss)                               (873)         (1,814)
                                             -----------------------------------

   Member's Equity- beginning of period             13,604          12,981
   Member Contributions - net                        1,557           3,121
                                             ===================================
      Member's Equity, end of period               $14,288         $14,288
                                             ===================================

     The accompanying notes are an integral part of this Financial Statement

                                 SCE FUNDING LLC
                             STATEMENT OF CASH FLOWS
                      FROM JANUARY 1, 1998 TO JUNE 30, 1998
                                   (UNAUDITED)
                                 (in thousands)

Cash Flows from Operating Activities:
Net Income (Loss)                                             $      (1,814)
Adjustment for non-cash items:
     Amortizations                                                      (30)
     Other net                                                           22
Changes in working capital:
     Receivables                                                     82,301
     Interest payable                                                (6,063)
     Accounts payable and other current liabilities                  (3,298)
                                                            ------------------
Net Cash Provided by Operating Activities                            71,118
                                                            ------------------

Cash Flows from Financing Activities:
     Payment of additional bond issuance costs                       (2,413)
     Payment of principal on rate reduction notes                   (77,303)
                                                            ------------------
Net Cash Used by Financing Activities                               (79,716)
                                                            ------------------

Cash Flows from Investing Activities:
     Equity contributions from Southern California Edison             3,121
                                                            ------------------
Net Cash Provided by Investing Activities                             3,121
                                                            ------------------

Net decrease in cash and equivalents                                 (5,477)
Cash and equivalents, beginning of period                             6,616
                                                            ------------------
Cash and equivalents, end of period                           $       1,139
                                                            ==================


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

         The significant accounting policies of SCE Funding LLC (Note Issuer) were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission. The Note Issuer follows the same accounting policies for interim reporting purposes. Results of operations for the interim period are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with the Note Issuer's Annual Report on Form 10-K.

         Certain prior-period amounts were reclassified to conform to the June 30, 1998 financial statement presentation.

Note 1.  Basis of Presentation.


         The financial statements include the accounts of the Note Issuer, a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. SCE is a wholly owned subsidiary of Edison International. The Note Issuer was formed on June 27, 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (collectively, the electric restructuring legislation). This rate reduction became effective January 1, 1998.

         The Note Issuer was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from non-bypassable tariffs authorized by the California Public Utilities Commission (CPUC) pursuant to the electric restructuring legislation. For financial reporting purposes, the purchase of the Transition Property by the Note Issuer from SCE was treated as the issuance of a promissory note by SCE to the Note Issuer in the amount of approximately $2.5 billion. Accordingly, the purchase of the Transition Property is classified as a note receivable on the accompanying financial statements. Notwithstanding such classification, the Transition Property, for legal purposes, has been sold by SCE to the Note Issuer.

         The Note Issuer is restricted by its organizational documents from engaging in any other activities. In addition, the Note Issuer's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of SCE, in the event SCE becomes subject to such a proceeding.

         The Note Issuer is legally separate from SCE. The assets and revenues of the Note Issuer, including, without limitation, the Transition Property, are not available to creditors of SCE or Edison International, and the note receivable from SCE to the Note Issuer (i.e., the Transition Property) is not legally an asset of SCE or Edison International.

Note 2.  California Proposition 9 - November Voter Initiative

         In November 1997, individuals representing The Utility Reform Network, Public Media Center and the Coalition Against Utility Taxes filed a proposed voter initiative with the California Attorney General which seeks to amend the electricity restructuring legislation so as, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, require SCE, the Note Issuer or the Trust to offset such charges with an equal credit to ratepayers. In addition, the proposed voter initiative states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997 . . . shall be deemed to have notice of the [proposed initiative]."

         On June 24, 1998, the California Secretary of State announced that the proposed voter initiative qualified for the November 1998 ballot. On July 17, 1998, the Secretary of State designated the voter initiative as Proposition 9 on the ballot.

         On May 22, 1998, Californians for Affordable and Reliable Electric Service (CARES), a Coalition of California Business Organizations and Utilities (sponsored by the California Business Roundtable, the California Chamber of
Commerce, San Diego Gas & Electric Company, the California Manufacturers Association, Pacific Gas and Electric Company, The California Retailers Association, and SCE, among other groups) filed a petition for writ of mandate with the Court of Appeal of the State of California, Third Appellate District. The petition challenged the voter initiative as illegal and unconstitutional on its face, and sought to remove it from the November 1998 ballot. On July 2, 1998, the Court of Appeal denied the CARES petition. On July 6, 1998, CARES filed its appeal of the denial with the California Supreme Court. On July 15, 1998, the California Supreme Court denied the CARES petition for pre-election review. In these rulings, the Court of Appeal of the State of California, Third Appellate District, and the California Supreme Court both have decided, in effect, not to consider the legality and constitutionality of Proposition 9 prior to the November 1998 ballot.

         If Proposition 9 is voted into law, further litigation would ensue. Under the terms of the Servicing Agreement between SCE and the Note Issuer, SCE, as the Servicer, is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of or supplement to the electric restructuring legislation, the financing order dated September 3, 1997 (Financing Order) issued by the CPUC, or the rights of holders of the Transition Property, by legislative enactment, voter initiative or constitutional amendment, that would be adverse to holders of the Certificates. The costs of such actions would be payable out of collections of the non-bypassable charges payable by residential and small commercial customers. These charges are authorized by the Financing Order and the related issuance advice letter and would be charged as an operating expense of the Note Issuer.

         The qualification of the proposed voter initiative for the November 1998 ballot and denials of the CARES petition for its pre-election review by the California Court of Appeal and the California Supreme Court could have a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Furthermore, if Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, depending on how the voter initiative is interpreted and applied, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted averages lives thereof. In addition, if Proposition 9 were to be voted into law and be upheld by the courts, then likewise depending on how it was interpreted and implemented, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof and the weighted averages lives thereof, and the holders of the Certificates could incur losses on their investment. The Note Issuer is unable to predict the outcome of this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of SCE Funding LLC's (Note Issuer) financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements and Notes to the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in the
Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1997.

         The Note Issuer is a special purpose, single member limited liability company organized in June 1997 for the limited purposes of owning the Transition Property (as described below) and issuing notes secured primarily by the Transition Property. Southern California Edison Company (SCE) is the sole member of the Note Issuer and owns all of the equity of the Note Issuer. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of SCE in the event SCE becomes subject to such a proceeding.

         In December 1997, the Note Issuer acquired the Transition Property (which for financial reporting purposes is treated as a note receivable) and issued $2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (Note Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Trust SCE-1 (Trust), which issued certificates (Certificates) with terms and conditions similar to the Notes in a public offering. The Note Issuer entered into a servicing agreement (Servicing Agreement) with SCE pursuant to which SCE is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an administrative services agreement with SCE pursuant to which SCE performs certain administrative and operational duties for the Note Issuer.

         The California Public Utilities Code (PU Code) provides for the creation of Transition Property. A financing order dated September 3, 1997 (Financing Order) issued by the California Public Utilities Commission (CPUC), together with the related issuance advice letter, establishes, among other things, separate non-bypassable charges (FTA Charges) payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Note Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property (in such capacity, the Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. As of June 30, 1998, the Servicer has not sought any such adjustments.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the Transition Property, interest expense on the Notes, and incidental investment interest income. During the three and six months ended June 30, 1998, income generated from the Transition Property was approximately $38 million and $77 million, respectively. Interest on other investments for the three and six months ended June 30, 1998, was $723,000 and $1.1 million, respectively. Interest expense for the three and six months ended June 30, 1998, was approximately $38 million and $78 million, respectively, and includes interest on the Notes and the amortization of debt issuance costs.

         The Note Issuer uses collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes. Interest income earned on the Transition Property is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes and (3) the fees charged by SCE for servicing the Transition Property and providing administrative services to the Note Issuer.

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods March 1998 through May 1998 (dated June 5, 1998), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein, collections of FTA Charges are currently meeting expectations and were sufficient to pay 100% of all scheduled payments on the Notes and related expenses for the Note payment due June 25, 1998. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. The Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

Year 2000 Issue

     Many computer systems recognize only the last two digits of a year and therefore may not be able to distinguish, for example, between the years 1900 and 2000. If not corrected, such computer systems could fail or create erroneous results with reference to the year 2000 and later years. This has been referred to generally as the Year 2000 Issue.

     Under the Servicing Agreement, SCE, as Servicer, is responsible for functions, such as data acquisition, usage and bill calculation, billing, customer service, collections, payment processing and remittance, that are dependent on SCE's computer systems. Failure of those systems could adversely affect the ability of the Note Issuer to make timely payments of principal and interest on the Notes.

     SCE has advised the Note Issuer as follows. SCE has a comprehensive program in place to remediate potential impacts of the Year 2000 Issue. SCE's plan is for critical systems to be 75 percent complete by year-end 1998, and 100% complete by July 1999. Remediation of mainframe financial systems was completed in the fourth quarter of 1997. The customer information and billing system is scheduled to be replaced by the first quarter of 1999 with a system designed to be Year 2000-ready. SCE is on track to have its business information systems, including data acquisition for billing, Year 2000-ready within the timeframe discussed above. The costs of such remediation will be borne by SCE, not the
Note Issuer. SCE also has advised the Note Issuer that it is developing contingency plans for dealing with the Year 2000 Issue, which are expected to be completed by March 1999. The Note Issuer does not have, nor does it intend to create, any separate contingency plans.

     Based upon the information provided by SCE, the Note Issuer does not expect any material adverse impact on the Note Issuer or its financial position or results of operations, or on the payment of principal and interest on the Notes, as a result of any inability of the computer systems on which it currently relies to recognize or otherwise function correctly with respect to the year 2000 and later years.

California Proposition 9 Litigation

         In November 1997, individuals representing The Utility Reform Network, Public Media Center and the Coalition Against Utility Taxes filed a proposed voter initiative with the California Attorney General which seeks to amend certain existing California statutes (collectively, the electric restructuring legislation) so as, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, require SCE, the Note Issuer or the Trust to offset such charges with an equal credit to ratepayers. In addition, the proposed voter initiative states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997 . . . shall be deemed to have notice of the [proposed initiative]."

         On June 24, 1998, the California Secretary of State announced that the proposed voter initiative qualified for the November 1998 ballot. On July 17, 1998, the Secretary of State designated the voter initiative as Proposition 9 on the ballot.

         On May 22, 1998, Californians for Affordable and Reliable Electric Service (CARES), a Coalition of California Business Organizations and Utilities (sponsored by the California Business Roundtable, the California Chamber of
Commerce, San Diego Gas & Electric Company, the California Manufacturers Association, Pacific Gas and Electric Company, The California Retailers Association, and SCE, among other groups) filed a petition for writ of mandate with the Court of Appeal of the State of California, Third Appellate District. The petition challenged the voter initiative as illegal and unconstitutional on its face, and sought to remove it from the November 1998 ballot. On July 2, 1998, the Court of Appeal denied the CARES petition. On July 6, 1998, CARES filed its appeal of the denial with the California Supreme Court. On July 15, 1998, the California Supreme Court denied the CARES petition for pre-election review. In these rulings, the Court of Appeal of the State of California, Third Appellate District, and the California Supreme Court both have decided, in effect, not to consider the legality and constitutionality of Proposition 9 prior to the November 1998 ballot.

         If Proposition 9 is voted into law, further litigation would ensue. Under the terms of the Servicing Agreement, SCE, as the Servicer, is required to take such legal or administrative actionsas may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of or supplement to the electric restructuring legislation, the Financing Order, or the rights of holders of the Transition Property, by legislative enactment, voter initiative or constitutional amendment, that would be adverse to holders of the Certificates. The costs of such actions would be payable out of collections of the FTA Charges and would be charged as an operating expense of the Note Issuer.

         The qualification of the proposed voter initiative for the November 1998 ballot and denials of the CARES petition for its pre-election review by the California Court of Appeals and the California Supreme Court could have a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Furthermore, if Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, depending on how the voter initiative is interpreted and applied, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted averages lives thereof. In addition, if Proposition 9 were to be voted into law and be upheld by the courts, then likewise depending on how it was interpreted and implemented, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof and the weighted averages lives thereof, and the holders of the Certificates could incur losses on their investment. The Note Issuer is unable to predict the outcome of this matter.

Forward-looking Information

         In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report, the
Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors discussed above as the passage and implementation of, and the commencement and outcome of litigation involving, Proposition 9 on the November 1998 ballot and the ability of SCE to address and to make year 2000 ready the computer systems commonly used by SCE and the Note Issuer.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

                                     PART II

Item 1.  Legal Proceedings

California Proposition 9

         This matter is also discussed in Note 2 of the Notes to Financial Statements under Item 1, and in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q. For definitions of terms used below, please refer to the above discussions.

         In November 1997, individuals representing The Utility Reform Network, Public Media Center and the Coalition Against Utility Taxes filed a proposed voter initiative with the California Attorney General which seeks to amend the electric restructuring legislation so as, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, requires SCE, the Note Issuer or the Trust to offset such charges with an equal credit to ratepayers. In addition, the proposed voter initiative states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997 . . . shall be deemed to have notice of the [proposed initiative]." A copy of the proposed voter initiative was filed as Exhibit 99.1 to the Note Issuer's July 1, 1998 Report on Form 8-K.

         On June 24, 1998, the California Secretary of State announced that the proposed voter initiative qualified for the November 1998 ballot. On July 17, 1998, the Secretary of State designated the voter initiative as Proposition 9 on the ballot.

         On May 22, 1998, Californians for Affordable and Reliable Electric Service (CARES), a Coalition of California Business Organizations and Utilities (sponsored by the California Business Roundtable, the California Chamber of
Commerce, San Diego Gas & Electric Company, the California Manufacturers Association, Pacific Gas and Electric Company, The California Retailers Association, and SCE, among other groups) filed a petition for writ of mandate with the Court of Appeal of the State of California, Third Appellate District. The petition challenged the voter initiative as illegal and unconstitutional on its face, and sought to remove it from the November 1998 ballot. On July 2, 1998, the Court of Appeal denied the CARES petition. On July 6, 1998, CARES filed its appeal of the denial with the California Supreme Court. On July 15, 1998, the California Supreme Court denied the CARES petition for pre-election review. In these rulings, the Court of Appeal of the State of California, Third Appellate District, and the California Supreme Court both have decided, in effect, not to consider the legality and constitutionality of Proposition 9 prior to the November 1998 ballot.

         If Proposition 9 is voted into law, further litigation would ensue. Under the terms of the Servicing Agreement, SCE, as the Servicer, is required to take such legal or administrative actions as may be reasonably necessary to block or overturn any attempts to cause a repeal of, modification of or supplement to the electric restructuring legislation, the Financing Order, or the rights of holders of the Transition Property, by legislative enactment, voter initiative or constitutional amendment, that would be adverse to holders of the Certificates. The costs of such actions would be payable out of collections of the non-bypassable charges payable by residential and small commercial customers. These charges are authorized by the Financing Order and the related issuance advice letter and would be charged as an operating expense of the Note Issuer.

         The qualification of the proposed voter initiative for the November 1998 ballot and denials of the CARES petition for its pre-election review by the California Court of Appeals and the California Supreme Court could have a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Furthermore, if Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, depending on how the voter initiative is interpreted and applied, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted averages lives thereof. In addition, if Proposition 9 were to be voted into law and be upheld by the courts, then likewise depending on how it was interpreted and implemented, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof and the weighted averages lives thereof, and the holders of the Certificates could incur losses on their investment. The Note Issuer is unable to predict the outcome of this matter.

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

Item 5.  Other Information.

         Attached,  with  respect to the Note  Issuer and the Trust,  as Exhibit
99.1 is the Quarterly Servicer's Certificate for the collection periods: March 1998 through May 1998 (dated June 5, 1998), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6.  Exhibits and Reports on Form 8-K.


         (a) See Exhibit Index of this report.

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1998.

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SCE FUNDING LLC
                                     as Registrant


                                   By:   /s/ Mary C. Simpson
                                         -------------------
                                   Name:     Mary C. Simpson
                                   Title:   Treasurer (Principal Financial
                                                and Accounting Officer)

                                  Exhibit Index

                                                                     Sequential
                                                                      Numbered
                                                                       Exhibit
Exhibit                                                                  Page
Number

3.1 Certificate of Formation (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)
 3.2 Limited Liability Company Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)
 3.3      Amended  and  Restated   Limited   Liability   Company Agreement
          (incorporated  by  reference  to  the  same titled exhibit, included as exhibit number 3.4 to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)
 4.1 Note Indenture (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)
 4.2      Series  Supplement  (incorporated  by reference to the same titled and numbered  exhibit to the Note Issuer's Current  Report on
          Form 8-K filed with the  Commission on December 11, 1997)
 4.3 Note (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)
 4.4 Amended and Restated Declaration and Agreement of Trust (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K
          filed  with the Commission on December 11, 1997)
 4.5 First Supplemental Agreement of Trust (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's
          Current  Report  on Form 8-K filed with the Commission on
          December 11, 1997)
 4.6 Rate Reduction Certificate (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)
 10.1 Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11,
          1997)
 10.2 Transition Property Servicing Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)
 10.3 Note Purchase Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)
 10.4 Fee and Indemnity Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current
          Report on Form 8-K  filed  with the Commission on December 11, 1997)
 27.1     Financial Data Schedule for the six months  ended June 30, 1998
 99.1     Quarterly Servicer's Certificate dated June 5, 1998