Form 10-Q
period 1998-09-30
SCE FUNDING LLC
filed 1998-11-02
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
        INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
                 THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.

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

Item 1. Financial Statements

                                 SCE FUNDING LLC
                                 BALANCE SHEETS
                                 (in thousands)

                                                                   September 30,               December 31,
                           ASSETS                                       1998                        1997
                           ------                                       ----                        ----
                                                                     (Unaudited)
 Current Assets:
     Cash & equivalents                                        $         1,156           $          6,616
     Current portion of note receivable                                268,801                    246,300
     Interest receivable                                                 1,702                      8,163
                                                             ----------------------------------------------------
         Total Current Assets                                          271,659                    261,079
                                                             ----------------------------------------------------

Other Assets and Deferred Charges:
     Restricted funds                                                   11,673                     12,254
     Note receivable - net of discount                               2,023,240                  2,197,512
     Unamortized bond issuance costs                                    16,873                     15,974
                                                             ----------------------------------------------------
         Total Other Assets & Deferred Charges                       2,051,786                  2,225,740
                                                             ----------------------------------------------------

                        Total Assets                           $     2,323,445           $      2,486,819
                                                             ====================================================

              LIABILITIES AND MEMBER'S EQUITY Current Liabilities:
     Interest payable                                          $         2,013           $          8,142
     Current portion of long-term debt                                 268,801                    246,300
     Misc accrued expenses                                                  82                      3,382
                                                             ----------------------------------------------------
         Total Current Liabilities                                     270,896                    257,824
                                                             ----------------------------------------------------

Long term debt - net of discount                                     2,037,786                  2,216,014

Member's equity                                                         14,763                     12,981
                                                             ----------------------------------------------------

           Total Liabilities and Member's Equity               $     2,323,445           $      2,486,819
                                                             ====================================================







     The accompanying notes are an integral part of this Financial Statement

                                 SCE FUNDING LLC
             STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                 FROM JANUARY 1, 1998 THROUGH SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (in thousands)

                                                                3 Months Ended                  9 Months Ended
                                                              September 30, 1998              September 30, 1998
                                                             ----------------------------------------------------

OPERATING REVENUE:
   Interest income                                                      $38,165                     $117,189
                                                             ------------------------ -----------------------------
      Total Operating Revenue                                            38,165                      117,189
                                                             ------------------------ -----------------------------

OPERATING EXPENSES:
   Interest expense                                                      37,819                      115,638
   Other expenses                                                         1,387                        4,406
                                                             ------------------------ -----------------------------
      Total Operating Expenses                                           39,206                      120,044
                                                             ------------------------ -----------------------------

      Net Income (Loss)                                                  (1,041)                      (2,855)
                                                             ------------------------ -----------------------------

   Member's Equity- beginning of period                                  14,288                       12,981
   Member Contributions - net                                             1,516                        4,637
                                                             ======================== =============================
      Member's Equity, end of period                                    $14,763                      $14,763
                                                             ======================== =============================






     The accompanying notes are an integral part of this Financial Statement

                                 SCE FUNDING LLC
                             STATEMENT OF CASH FLOWS
                   FROM JANUARY 1, 1998 TO SEPTEMBER 30, 1998
                                   (UNAUDITED)
                                 (in thousands)

Cash Flows from Operating Activities:
Net Income (Loss)                                                           $      (2,855)
Adjustment for non-cash items:
     Amortizations                                                                    (30)
     Other net                                                                        581
Changes in working capital:
     Receivables                                                                  159,957
     Interest payable                                                              (6,129)
     Accounts payable and other current liabilities                                (3,300)
                                                                          --------------------
Net Cash Provided by Operating Activities                                         148,224
                                                                          --------------------

Cash Flows from Financing Activities:
     Payment of additional bond issuance costs                                     (2,542)
     Payment of principal on rate reduction notes                                (155,779)
                                                                          --------------------
Net Cash Used by Financing Activities                                            (158,321)
                                                                          --------------------

Cash Flows from Investing Activities:
     Equity contributions from Southern California Edison                           4,637
                                                                          --------------------
Net Cash Provided by Investing Activities                                           4,637
                                                                          --------------------

Net decrease in cash and equivalents                                               (5,460)
Cash and equivalents, beginning of period                                           6,616
                                                                          ====================
Cash and equivalents, end of period                                         $       1,156
                                                                          ====================







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

         Certain prior-period amounts were reclassified to conform to the September 30, 1998 financial statement presentation.

Note 1.  Basis of Presentation.


         The financial statements include the accounts of the Note Issuer, a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. All of the issued and outstanding common stock of SCE is owned by its parent holding company, Edison International. The Note Issuer was formed on June 27, 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (collectively, the electric restructuring legislation). This rate reduction became effective January 1, 1998.

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

         Bankers Trust Company of California, N.A., acting as Certificate Trustee for the holders of the Certificates, has informed the Note Issuer that it has sent letters to the Certificate holders of record on October 14, 1998, notifying them about certain actions the Certificate Trustee is taking related to Proposition 9. The letter states that Proposition 9, if approved by the voters and upheld by the courts, would impair the rights of the Certificate holders and would lead to a default in the payment of principal and interest on the Certificates. The letter also states that Proposition 9, if approved, would breach the statutory and contractual pledge by the State of California not to limit or alter payment of principal and interest on the Certificates, and that such breach would constitute an event of default under the Trust Agreement pursuant to which the Certificates were issued.

         Therefore, the letter states, the Certificate Trustee is requesting authorization from the Certificate holders to commence litigation to enjoin Proposition 9 if it passes, to collect damages on behalf of the Certificate holders for the breach of the State's statutory and contractual pledge, and for other appropriate relief. The Certificate Trustee also requests indemnification from Certificate holders if other sources of payment for the Certificate Trustee are not available.

         The Trustee's letter also attached letters from SCE, Pacific Gas and Electric Company and San Diego Gas & Electric Company, in their capacities as servicers of the Transition Property, restating their intention to comply with their obligations under the related agreements to take reasonable and necessary legal actions to overturn Proposition 9 if it is approved by the voters.


         The qualification of the proposed voter initiative for the November 1998 ballot and denials of the petition for its pre-election review by the California Court of Appeal and the California Supreme Court have had a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Furthermore, if Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, depending on how the voter initiative is interpreted and applied, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted average lives thereof. In addition, if Proposition 9 is voted into law and upheld by the courts, then likewise depending on how it is interpreted and implemented, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof and the weighted average lives thereof, and the holders of the Certificates could incur losses on their investment. The Note Issuer is unable to predict whether Proposition 9 will be voted into law and if so the outcome of this matter.

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

         In December 1997, the Note Issuer acquired the Transition Property (which for financial reporting purposes is treated as a note receivable) and issued $2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (Note Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust), which issued certificates (Certificates) with terms and conditions similar to the Notes in a public offering. The Note Issuer entered into a servicing agreement (Servicing Agreement) with SCE pursuant to which SCE is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an administrative services agreement with SCE pursuant to which SCE performs certain administrative and operational duties for the Note Issuer.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property (in such capacity, the Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. As of September 30, 1998, the Servicer has not sought any such adjustments.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects were limited primarily to income generated from the Transition Property, interest expense on the Notes, and incidental investment interest income. During the three and nine months ended September 30, 1998, income generated from the Transition Property was approximately $37 million and $115 million, respectively. Interest on other investments for the three and nine months ended September 30, 1998, was $717,000 and $1.8 million, respectively. Interest expense for the three and nine months ended September 30, 1998, was approximately $38 million and $116 million, respectively, and includes interest on the Notes and the amortization of debt issuance costs.

         The Note Issuer uses collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes. Interest income earned on the Transition Property is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs, the discount on the Notes and (3) the fees charged by SCE for servicing the Transition Property and providing administrative services to the Note Issuer.

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods June 1998 through August 1998 (dated September 11, 1998), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein, collections of FTA Charges are currently meeting expectations and were sufficient to pay 99% of all scheduled payments on the Notes and related expenses for the Note payment due September 25, 1998. The remaining amount (approximately $719,000) was drawn from the Overcollateralization Subaccount ($428,000) and the Capital Subaccount ($291,000) established pursuant to the Note Indenture, which amounts will be replenished to the extent there are sufficient excess collections of FTA Charges in the future. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. The Note Issuer expects future collections of FTA Charges (assuming no adverse impact from the effects of Proposition 9 as discussed herein) to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

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

         SCE has advised the Note Issuer as follows. SCE has a comprehensive program in place to remediate potential impacts of the Year 2000 Issue. SCE's plan is for critical systems to be 75 percent Year 2000-ready by year-end 1998, and 100% Year 2000-ready by July 1999. Remediation of mainframe financial systems was completed in the fourth quarter of 1997. The customer information and billing system is scheduled to be replaced by the first quarter of 1999 with a system designed to be Year 2000-ready. SCE is on track to have its business information systems, including data acquisition for billing, Year 2000-ready within the timeframe discussed above. The costs of such remediation will be borne by SCE, not the Note Issuer. SCE also has advised the Note Issuer that it is developing contingency plans for dealing with the Year 2000 Issue, which are expected to be completed by March 1999. The Note Issuer does not have, nor does it intend to create, any separate contingency plans.

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

         Bankers Trust Company of California, N.A., acting as Certificate Trustee for the holders of the Certificates, has informed the Note Issuer that it has sent letters to the Certificate holders of record on October 14, 1998, notifying them about certain actions the Certificate Trustee is taking related to Proposition 9. The letter states that Proposition 9, if approved by the voters and upheld by the courts, would impair the rights of the Certificate holders and would lead to a default in the payment of principal and interest on the Certificates. The letter also states that Proposition 9, if approved, would breach the statutory and contractual pledge by the State of California not to limit or alter payment of principal and interest on the Certificates, and that such breach would constitute an event of default under the Trust Agreement pursuant to which the Certificates were issued.

         Therefore, the letter states, the Certificate Trustee is requesting authorization from the Certificate holders to commence litigation to enjoin Proposition 9 if it passes, to collect damages on behalf of the Certificate holders for the breach of the State's statutory and contractual pledge, and for other appropriate relief. The Certificate Trustee also requests indemnification from Certificate holders if other sources of payment for the Certificate Trustee are not available.

         The Trustee's letter also attached letters from SCE, Pacific Gas and Electric Company and San Diego Gas & Electric Company, in their capacities as servicers of the Transition Property, restating their intention to comply with their obligations under the related agreements to take reasonable and necessary legal actions to overturn Proposition 9 if it is approved by the voters.

         The qualification of the proposed voter initiative for the November 1998 ballot and denials of the petition for its pre-election review by the California Court of Appeal and the California Supreme Court have had a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Furthermore, if Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, depending on how the voter initiative is interpreted and applied, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted average lives thereof. In addition, if Proposition 9 is voted into law and upheld by the courts, then likewise depending on how it is interpreted and implemented, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof and the weighted average lives thereof, and the holders of the Certificates could incur losses on their investment. The Note Issuer is unable to predict whether Proposition 9 will be voted into law and if so the outcome of this matter.

Forward-looking Information

         In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report, the
Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors discussed above as the passage and implementation of, and the commencement and outcome of litigation involving, Proposition 9 on the November 1998 ballot and the ability of SCE to address and to make Year 2000-ready the computer systems commonly used by SCE and the Note Issuer.


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

         As previously reported in Part II, Item 1 of the Note Issuer's quarterly report on Form 10-Q for the quarter ended June 30, 1998, a voter initiative, designated as Proposition 9, is on the California ballot for the November 3, 1998 general election. Proposition 9 seeks to amend the electric restructuring legislation so as, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, require SCE, the
Note Issuer or the Trust to offset such charges with an equal credit to ratepayers. A petition for pre-election review of Proposition 9 seeking to have the initiative removed from the November 1998 ballot was denied by the California Court of Appeal and the California Supreme Court. A copy of the proposed voter initiative was filed as Exhibit 99.1 to the Note Issuer's current report on Form 8-K dated June 24, 1998.

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

         As previously disclosed in the Note Issuer's current report on Form 8-K dated October 15, 1998, Bankers Trust Company of California, N.A., acting as Certificate Trustee for the holders of the Certificates, has informed the Note Issuer that it has sent letters to the Certificate holders of record on October 14, 1998, notifying them about certain actions the Certificate Trustee is taking related to Proposition 9. The letter states that Proposition 9, if approved by the voters and upheld by the courts, would impair the rights of the Certificate holders and would lead to a default in the payment of principal and interest on the Certificates. The letter also states that Proposition 9, if approved, would breach the statutory and contractual pledge by the State of California not to limit or alter payment of principal and interest on the Certificates, and that such breach would constitute an event of default under the Trust Agreement pursuant to which the Certificates were issued.

         Therefore, the letter states, the Certificate Trustee is requesting authorization from the Certificate holders to commence litigation to enjoin Proposition 9 if it passes, to collect damages on behalf of the Certificate holders for the breach of the State's statutory and contractual pledge, and for other appropriate relief. The Certificate Trustee also requests indemnification from Certificate holders if other sources of payment for the Certificate Trustee are not available.

         The Trustee's letter also attached letters from SCE, Pacific Gas and Electric Company and San Diego Gas & Electric Company, in their capacities as servicers of the Transition Property, restating their intention to comply with their obligations under the related agreements to take reasonable and necessary legal actions to overturn Proposition 9 if it is approved by the voters. A copy of the Certificate Trustee's correspondence to Certificate holders was attached as Exhibit 99.1 to the Note Issuer's current report on Form 8-K dated October 15, 1998.

         The qualification of the proposed voter initiative for the November 1998 ballot and denials of the petition for its pre-election review by the California Court of Appeal and the California Supreme Court have had a material adverse effect on the secondary market for the Certificates, including the price and liquidity thereof. Furthermore, if Proposition 9 is voted into law and is not immediately overturned or is not stayed pending judicial review of its merits, depending on how the voter initiative is interpreted and applied, the collection of charges necessary to pay the Certificates while the litigation is pending could be precluded, which would adversely affect the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof, and accordingly the weighted average lives thereof. In addition, if Proposition 9 is voted into law and upheld by the courts, then likewise depending on how it is interpreted and implemented, it could have a further material adverse effect on the Certificates, the secondary market for the Certificates, including the pricing and liquidity thereof, the dates of maturity thereof and the weighted average lives thereof, and the holders of the Certificates could incur losses on their investment. The Note Issuer is unable to predict whether Proposition 9 will be voted into law and if so the outcome of this matter.

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

Item 5.  Other Information.

         Attached,  with  respect to the Note  Issuer and the Trust,  as Exhibit
99.1 is the Quarterly Servicer's Certificate for the collection periods: June 1998 through August 1998 (dated September 11, 1998), delivered pursuant to the
Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6.  Exhibits and Reports on Form 8-K.


         (a) See Exhibit Index of this report.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1998.

      June 24, 1998:      Item 5.  Other Events       Proposed Voter Initiative
      July 2, 1998:       Item 5.  Other Events       Proposed Voter Initiative

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SCE FUNDING LLC
                                 as Registrant


                                 By       /s/ Mary C. Simpson
                                     Name:    Mary C. Simpson
                                     Title:   Treasurer (Principal Financial and
                                              Accounting Officer)


October 30, 1998










                                  Exhibit Index

                                                                      Sequential
                                                                Numbered Exhibit
Exhibit                                                                     Page
Number

3.1 Certificate of Formation (incorporated by reference to the same title and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)

3.2 Limited Liability Company Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)

3.3 Amended and Restated Limited Liability Company Agreement (incorporated by reference to the same titled exhibit, included as exhibit number 3.4 to the
     Note Issuer's Registration Statement on Form S-3, File No. 333-30785)

4.1 Note Indenture (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

4.2 Series Supplement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

4.3 Note (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

4.4 Amended and Restated Declaration and Agreement of Trust (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

4.5 First Supplemental Agreement of Trust (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

4.6 Rate Reduction Certificate (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

10.1 Transition Property Purchase and Sale Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

10.2 Transition Property Servicing Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

10.3 Note Purchase Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

10.4 Fee and Indemnity Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Current Report on Form 8-K filed with the Commission on December 11, 1997)

27.1 Financial Data Schedule for the nine months ended September 30, 1998

99.1 Quarterly Servicer's Certificate dated September 11, 1998