Form 10-K
period 1998-12-31
SCE FUNDING LLC
filed 1999-03-23
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     The registrant meets the conditions set forth in General Instruction I 1(a) And (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE  SECURITIES  EXCHANGE ACT OF 1934 For the fiscal year ended  December 31,
1998
                                       OR

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

  California Infrastructure and Economic Development Bank Special Purpose Trust
        SCE-1 Rate Reduction Certificates, Series 1997-1: Class A-2 6.14% Certificates; Class A-3 6.17% Certificates; Class A-4 6.22% Certificates;
   Class A-5 6.28% Certificates; Class A-6 6.38% Certificates; Class A-7 6.42%
               Certificates, maturing serially from 2000 to 2009, and underlying SCE Funding LLC Notes of the same respective classes

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X] The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 1999 was $0.

                      DOCUMENTS INCORPORATED BY REFERENCE.
Not applicable.

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

The only material business conducted by the Note Issuer has been the acquisition of Transition Property (which is reported as a note receivable on the financial statements); and the issuance on December 11, 1997 of $2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (the "Notes"), with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years; the receipt of amounts payable pursuant to the Transition Property; the payment of principal and interest with respect to the Notes; and related activities. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

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

         Transition Property

The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property."A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Edison, as the servicer of the Transition Property (in such capacity, the "Servicer"), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On December 15, 1998, the Servicer filed with the CPUC a routine annual true-up mechanism advice letter filing. The filing decreased the FTA Charges from 1.723 cents to 1.306 cents per kilowatt hour for residential customers and from 1.822 cents to 1.381 cents per kilowatt hour for small commercial customers, effective January 1, 1999.

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

Information about collections from the Transition Property and payments in respect of the Notes is included in the Annual Statement and the Quarterly Servicer's Certificate attached hereto as Exhibits 99.1 and 99.3, respectively.


Item 3.  Legal Proceedings.

On November 3, 1998, California voters rejected the voter initiative designated as Proposition 9. Approximately 73% of the total votes cast were voted against the Proposition. Proposition 9 would have amended the PU Code to prohibit the collection of FTA Charges for the payment of the Certificates. Harvey Rosenfield of Californians against Utility Taxes (CUT), one of the principal backers of Proposition 9, was quoted in the press immediately after Proposition 9's defeat as saying that supporters of the Proposition may consider filing a lawsuit to challenge the use of customer-financed bonds or prevent customers from being billed for the $6 billion of rate reduction certificates issued in California. At the date of this report, the Note Issuer is not aware of any such lawsuit being filed. The Note Issuer is unable to predict whether or when any parties will file lawsuits or take other actions to accomplish the same objectives as Proposition 9, or the outcome if they do so.

No other legal proceedings affecting either the Note Issuer or the Trust occurred in 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 1998.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Edison. The Note Issuer's equity securities, or membership interests, were sold to Edison in June 1997 in exchange for an initial capital contribution of $5,000. Edison has made capital contributions to the Note Issuer aggregating $12,320,000 as of December 31, 1998, net of the distribution described in the next paragraph. The sale of the Note Issuer's membership interests to Edison was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer has made no other sales of unregistered securities.

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding. As of December 31, 1998, the original principal amount of all series of Notes which then remained outstanding is $2,216,700,000. On December 21, 1998, the Note Issuer made a distribution to Edison in the amount of $920,000. The Note Issuer intends to make distributions to Edison, as the sole member, from time to time in the future as permitted by the Indenture and as approved by the Note Issuer's Board of Directors.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company ("DTC"). The Note Issuer and the Trust are unable to ascertain the number of beneficial holders of Certificates. The Certificates are not registered on any national securities exchange and do not trade on any established trading market.

Item 6.  Selected Financial Data.

Omitted pursuant to Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

As discussed under Item 1 (Business), the Note Issuer is a newly organized entity established in June 1997 for limited purposes, and on December 11, 1997, the Note Issuer issued Notes in order to purchase Transition Property, which is classified as a note receivable on the financial statements included under Item 8 (Financial Statements and Supplementary Data). As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Property, interest expense on the Notes and incidental investment interest income.

In 1998, income generated from the Transition Property was approximately $149.5 million. The Note Issuer also earned approximately $2.7 million in interest on other investments. Interest expense of approximately $152.3 million relates to interest on the Notes and the amortization of debt issuance costs and the discount on the Notes.

During the twelve months ending December 31, 1998, the nonbypassable FTA Charges billed to residential and small commercial customers totaled $475.7 million. Collections of FTA Charges totaled

$452.3 million and were sufficient to cover 100% of the scheduled quarterly payments on the Notes and provide additional funding of approximately $7.0 million for deposit to a previously established reserve sub-account. Interest income earned was used to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes and (3) the fees charged by Edison for servicing the Transition Property and providing administrative services to the Note Issuer. (These agreements are discussed in greater detail in Note 5 to the financial statements attached hereto.) The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. Management of the Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

         Year 2000 Issue

Many of Edison's existing computer systems were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs, if not appropriately addressed, could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to generally as the Year 2000 Issue.

Under the Servicing Agreement, Edison, as Servicer, is responsible for functions, such as data acquisition, usage and bill calculation, billing, customer service, collections, payment processing, and remittance, that are dependent on Edison's computer systems. Failure of those systems could adversely affect the ability of the Note Issuer to make timely payments of principal and interest on the Notes.

Edison has advised the Note Issuer as follows. Edison has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with Edison and its business units. Edison divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing, and implementation. Edison's objective for the Year 2000 readiness of critical systems is to be 100% complete by July 1999. Edison was 80% complete at year-end 1998 (the goal was 75%) and is on track to meets its July 1999 goal.

Year 2000 readiness preparations for Edison's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for Edison's material management system were completed in the second quarter of 1998. Edison's customer information and billing system is in the process of being replaced with a system designed to be Year 2000-ready and final conversion activities are expected to be completed by the first quarter of 1999. Edison has implemented a process to identify and contact vendors and business partners to determine their Year 2000 status, and is evaluating the responses. The costs of such remediation will be borne by Edison, not the Note Issuer. Edison also has advised the Note Issuer that it is developing contingency plans for dealing with the Year 2000 Issue, and that these plans will continue to be revised and enhanced as the year 2000 approaches. Edison will test their contingency plans by conducting or participating in exercises and industry -wide drills during 1999. The Note Issuer does not have, nor does it intend to create, any separate contingency plans.

Based upon the information provided by Edison, the Note Issuer does not expect any material adverse impact on the Note Issuer or its financial position or results of operations, or on the payment of principal and interest on the Notes, as a result of any inability of the computer systems on which it currently relies to recognize or otherwise function correctly with respect to the year 2000 and later years.

         Forward-looking Information

In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report, the Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the commencement and outcome of voter initiatives and legal or regulatory procedings challenging the collection of FTA Charges or payment of the Notes or Certificates and the ability of Edison to address and to make Year 2000-ready the computer systems commonly used by Edison and the Note Issuer.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer on the Trust.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference. In addition, attached with respect to the Note Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement summarizing certain information with respect to collections from the Transition Property and payments on the Notes and Certificates, an Annual Certificate of Compliance with respect to the Servicer's activities, and the Quarterly Servicer's Certificate for the collection periods September 1998 through November 1998 (dated December 9, 1998).

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements.

     The following financial statements of the Note Issuer and report of independent public accountants are included in Item 8 (Financial Statements and Supplementary Data):

                  Report of Independent Public Accountants
                  Balance Sheets
                  Statements of Operations and Changes in Member's Equity Statements of Cash Flows
                  Notes to Financial Statements

     2. Financial Statement Schedule.

        None.

     3. Exhibits.

        The following exhibits are filed as a part of this report:

Exhibit
Number
-------
 3.1 Certificate of Formation (incorporated by reference to the same titled exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)

 3.2 Limited Liability Company Agreement (incorporated by reference to the same titled exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 33-30785)

 3.3    Amended and Restated Limited Liability Company Agreement
        (incorporated by reference to exhibit number 3.4 to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)

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

27.1    Financial Data Schedule

99.1    Annual Statement

99.2    Annual Certificate of Compliance

99.3    Quarterly Servicer's Certificate


(b)      Reports on 8-K.

     The Note Issuer filed Current Reports on Form 8-K dated October 15, 1998 and November 3, 1998, respectively, reporting under "Item 5 - Other Events" developments regarding Proposition 9, the voter initiative challenging payments on the Certificates.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 23, 1999.

                                  SCE FUNDING LLC
                                  as Registrant


                              By: Theodore F. Craver, Jr.
                                  -------------------------------
                                  Name:  Theodore F. Craver, Jr.
                                  Title: President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

Theodore F. Craver, Jr.          Director and President         March 23,1999
Theodore F. Craver, Jr.          (Principal Executive
                                        Officer)



Mary C. Simpson                  Director and Treasurer         March 23, 1999
Mary C. Simpson                (Principal Financial and
                                  Accounting Officer)



Anand Maniktala                         Director                March 23, 1999
Anand Maniktala

                                  Exhibit Index

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

 27.1     Financial Data Schedule

 99.1     Annual Statement

 99.2     Annual Certificate of Compliance

 99.3     Quarterly Servicer's Certificate

Report of Independent Public Accountants


To the Members of SCE Funding LLC:

We have audited the accompanying balance sheets of SCE Funding LLC (a Delaware Limited Liability Company) as of December 31, 1998 and 1997 and the related statements of operations and changes in member's equity and cash flows for the year ended December 31, 1998 and for the period from inception (June 27, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE Funding LLC as of December 31, 1998 and 1997, and the results of its operations and its cash flows for year ended December 31, 1998 and for the period from inception (June 27, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP
                                               ARTHUR ANDERSEN LLP


Los Angeles, California
March 22, 1998

Item 8. Financial Statements

                                 SCE FUNDING LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                     Year Ended                  Year Ended
                           ASSETS                                 December 31, 1998           December 31, 1997
                           ------                                 -----------------           -----------------

Current Assets:
     Cash & equivalents                                        $              183           $          6,616
     Current portion of note receivable                                   246,300                    246,300
     Interest receivable                                                    1,324                      8,163
                                                             -------------------------------------------------------
         Total Current Assets                                             248,807                    261,079
                                                             -------------------------------------------------------

Other Assets and Deferred Charges:
     Restricted funds                                                      20,837                     12,254
     Note receivable - net of discount                                  1,955,693                  2,197,512
     Unamortized bond issuance costs                                       16,417                     15,974
                                                             -------------------------------------------------------
         Total Other Assets & Deferred Charges                          1,992,947                  2,225,740
                                                             -------------------------------------------------------

                        Total Assets                           $        2,241,754           $      2,486,819
                                                             =======================================================

              LIABILITIES AND MEMBER'S EQUITY Current Liabilities:
     Interest payable                                          $            1,938           $          8,142
     Current portion of long-term debt                                    246,300                    246,300
     Misc accrued expenses                                                    566                      3,382
                                                             -------------------------------------------------------
         Total Current Liabilities                                        248,804                    257,824
                                                             -------------------------------------------------------

Long term debt - net of discount                                        1,969,783                  2,216,014

Member's equity                                                            23,167                     12,981
                                                             -------------------------------------------------------
           Total Liabilities and Member's Equity               $        2,241,754           $      2,486,819
                                                             =======================================================

    The accompanying notes are an integral part of these Financial Statements

                                 SCE FUNDING LLC
             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                 (in thousands)



                                                                  Year Ended                      Year Ended
                                                               December 31, 1998               December 31, 1997
                                                               -----------------               -----------------

OPERATING REVENUE:
   Interest income                                                        $154,279                 $  8,304
                                                              -------------------------- ------------------------
      Total Operating Revenue                                              154,279                    8,304
                                                              -------------------------- ------------------------

OPERATING EXPENSES:
   Interest expense                                                        152,274                    8,231
   Other expenses                                                            6,584                      332
                                                              -------------------------- ------------------------
      Total Operating Expenses                                             158,858                    8,563
                                                              -------------------------- ------------------------

      Net Loss                                                              (4,579)                    (259)
                                                              -------------------------- ------------------------

   Member's Equity- beginning of period                                     12,981                        -
   Member Contributions - net                                               14,765                   13,240
                                                              ========================== ========================
      Member's Equity, end of period                                      $ 23,167                 $ 12,981
                                                              ========================== ========================

    The accompanying notes are an integral part of these Financial Statements

                                 SCE FUNDING LLC
                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                          Year Ended               Year Ended
                                                                       December 31, 1998        December 31, 1997
                                                                       ------------------------------------------

Cash flows from Operating Activities:

Net Income (Loss)                                                        $    (4,579)             $       (259)
Adjustment for non-cash items:
     Amortizations                                                               (30)                      (13)
     Other net                                                                (8,583)                  (12,254)
Changes in working capital:
     Receivables                                                             249,856                (2,451,873)
     Interest payable                                                         (6,204)                    8,142
     Accounts payable and other current liabilities                           (2,816)                    3,382
                                                                         -------------------------------------
Net Cash Provided (Used) by Operating Activities                             227,644                (2,452,875)
                                                                         --------------------------------------

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable                                           --                 2,462,310
     Payment of bond issuance costs                                           (2,542)                  (16,059)
     Payment of principal on rate reduction notes                           (246,300)                       --
Net Cash Provided (Used) by Financing Activities                            (248,842)               (2,446,251)
                                                                         --------------------------------------

Cash Flows from Investing Activities:
     Equity contributions from Southern California Edison                     14,765                    13,240
                                                                         -------------------------------------
Net Cash Provided by Investing Activities                                     14,765                    13,240
                                                                         -------------------------------------

Net Increase (decrease) in cash and equivalents                               (6,433)                    6,616
Cash and equivalents, beginning of period                                      6,616                        --
                                                                         -------------------------------------
Cash and equivalents, end of period                                      $       183              $      6,616
                                                                         -------------------------------------



    The accompanying notes are an integral part of these Financial Statements

                                 SCE FUNDING LLC
                          NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation.


     The financial statements include the accounts of SCE Funding LLC (also referred to as the "Note Issuer"), a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (Edison), a provider of electric services. All of the issued and outstanding common stock of Edison is owned by its parent holding company, Edison International. SCE Funding LLC was formed on June 27, 1997, in order to effect the purchase from Edison of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable Edison to provide a 10% electric rate reduction to Edison's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (collectively, the electric restructuring legislation). This rate reduction became effective January 1, 1998.

     SCE Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from non-bypassable tariffs authorized by the California Public Utilities Commission (CPUC) pursuant to the electric restructuring legislation. For financial reporting purposes, the purchase of the Transition Property by the Note Issuer from Edison was treated as the issuance of a promissory note by Edison to SCE Funding LLC, in the amount of approximately $2.5 billion. Accordingly, the purchase of the Transition Property is classified as a note receivable on the accompanying financial statements. Notwithstanding such classification, the Transition Property, for legal purposes, has been sold by Edison to SCE Funding LLC.

     SCE Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, its organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of Edison, in the event Edison becomes subject to such a proceeding.

     SCE Funding LLC is legally separate from Edison. The assets and revenues of the Note Issuer, including, without limitation, the Transition Property, are not available to creditors of Edison or Edison International, and the note receivable from Edison to the SCE Funding LLC (i.e., the Transition Property) is not legally an asset of Edison or Edison International.

2.  Summary of Accounting Policies

Cash Equivalents

     Cash equivalents include working funds and short-term investments with maturities of 90 days or less.

Restricted Funds

     SCE Funding LLC is required to maintain funds of approximately 0.5% of the outstanding principal balance. These funds are invested in short term securities with maturities of 90 days or less. They are to be used to make scheduled payments on the Notes to the Trust and to pay other expenses of SCE Funding LLC in the event that collections of the nonbypassable tariffs prove insufficient to make such payments.

Unamortized Debt Issuance Expenses

     The costs associated with the issuance of the Notes to the Trust have been capitalized and will be amortized over the life of the Notes.

Income Taxes

     SCE Funding LLC is a single-member limited liability company. Accordingly, for federal and state income tax purposes, any income tax effect of SCE Funding LLC's activities will be reflected in Edison's financial statements.

Use of Estimates

     Certain prior year balances have been reclassified to conform with the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amount of revenue, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

3.  Fair Value of Financial Instruments

     Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value. In addition to these amounts, at December 31, 1998, SCE Funding LLC had a financial asset (representing its note receivable from Edison), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $2.2 billion. The note receivable is carried at cost which approximates fair value. Fair value is estimated based on brokers' quotes of notes with similar characteristics. Financial liabilities are recorded at cost, which approximates fair value, and their fair value is based on brokers' quotes.

4.  Long Term Debt

     In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust. There were originally seven classes of Notes. The first class in the amount of $246.3 million matured in December 1998. The remaining Notes consists of six classes and have maturities ranging from one to nine years, and bear interest at rates ranging from 6.14% to 6.42%. The Notes are secured solely by the Transition Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of Edison or Edison International. For financial reporting purposes the Transition Property is shown as a note receivable, with the same scheduled maturities and interest rates as the Notes to the Trust (see table below). Notwithstanding such classification of the Transition Property, the Transition Property has been sold by Edison to SCE Funding LLC.

     Principal and interest payments on the Notes are due quarterly and are paid from funds deposited monthly with the Trustee by Edison as servicer of the Transition Property. The debt service requirements include an overcollateralization amount, which will be retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to SCE Funding LLC. Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 1998, are as follows:

               Scheduled              Interest            Amount (in
    Class      Maturity Date           Rate               thousands)
    -----      -------------          -------             ----------


     A-2       March 25, 2000           6.14%            $ 307,252
     A-3       March 25, 2001           6.17%              247,841
     A-4       March 25, 2002           6.22%              246,030
     A-5       September 25, 2003       6.28%              360,645
     A-6       September 25, 2006       6.38%              739,988
     A-7       December 26, 2007        6.42%              314,944
                                                        ----------
                                                        $2,216,700
               Less:  Current Maturities                  (246,300)
               Less:  Unamortized Discount                    (617)
                                                        ----------
               Long-Term Debt                           $1,969,783
                                                        ==========


5.  Significant Agreements and Related Party Transactions

     Under the Transition Property Servicing Agreement, Edison, the servicer, is required to manage and administer the Transition Property of SCE Funding LLC and to collect the nonbypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC. SCE Funding LLC shall pay an annual servicing fee equal to
 .25% of the outstanding principal balance of the Notes for so long as the nonbypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the nonbypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers. SCE Funding LLC incurred a total of $6,104,103 in servicing fees in 1998. Edison is also entitled to receive as compensation any interest earnings on the nonbypassable tariff collections, and any late payment charges collected from Edison's customers prior to remittance to the Trust.

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