Form 10-Q
period 1999-03-31
SCE FUNDING LLC
filed 1999-05-13
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
        INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
                 THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

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

Item 1. Financial Statements

                                SCE FUNDING LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                             March 31,               December 31,
                                                               1999                      1998
                                                         ---------------           -----------------
                                                            (Unaudited)

                           ASSETS

Current Assets:
     Cash & equivalents                                  $           980           $             183
     Current portion of note receivable                          236,721                     246,300
     Interest receivable                                           1,339                       2,324
                                                         ---------------           -----------------
         Total Current Assets                                    239,040                   248,807
                                                        ----------------           -----------------

Other Assets and Deferred Charges:
     Restricted funds                                             25,227                      20,837
     Note receivable-- net of discount                         1,895,213                   1,955,693
     Unamortized bond issuance costs                              15,961                      16,417
                                                         ---------------           -----------------
         Total Other Assets & Deferred Charges                 1,936,401                   1,992,947
                                                         ---------------           -----------------

              Total Assets                               $     2,175,441           $       2,241,754
                                                         ===============           =================

     LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
     Interest payable                                    $         1,878           $           1,938
     Current portion of long-term debt                           236,721                     246,300
     Miscellaneous accrued expenses                                   76                         566
                                                         ---------------           -----------------
         Total Current Liabilities                               238,675                     248,804
                                                         ---------------           -----------------

Long-term debt-- net of discount                               1,908,849                   1,969,783
                                                         ---------------           -----------------

Member's equity-- net of contributions                            27,917                      23,167
                                                         ---------------           -----------------

     Total Liabilities and Member's Equity               $     2,175,441           $       2,241,754
                                                         ===============           =================




    The accompanying notes are an integral part of these Financial Statements

                                 SCE FUNDING LLC
             STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                   FROM JANUARY 1, 1999 THROUGH MARCH 31, 1999
                                   (Unaudited)
                                 (in thousands)


                                                                      3 Months Ended
                                                                         March 31,
                                                    -------------------------------------------------
                                                           1999                            1998
                                                    ------------------             ------------------


OPERATING REVENUE:
     Interest income                                $           35,619             $           39,856
                                                    ------------------             ------------------
         Total Operating Revenue                                35,619                         39,856
                                                    ------------------             ------------------

OPERATING EXPENSES:
     Interest expense                                           35,298                         39,444
     Other expenses                                              1,425                          1,353
                                                    ------------------             ------------------
         Total Operating Expenses                               36,723                         40,797
                                                    ------------------             ------------------

         Net Loss                                               (1,104)                          (941)

     Member's equity- beginning of period                       23,167                         12,981
     Member contributions - net                                  5,854                          1,564
                                                    ------------------             ------------------
         Member's Equity, end of period             $           27,917             $           13,604
                                                    ==================             ==================


















    The accompanying notes are an integral part of these Financial Statements

                                 SCE FUNDING LLC
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                          3 Months Ended
                                                                               March 31,
                                                            ---------------------------------------------
                                                                 1999                            1998
                                                            --------------                 --------------



Cash Flows from Operating Activities:
Net Income (Loss)                                            $    (1,104)                   $      (941)
Adjustment for non cash items:
     Amortization                                                      1                            (20)
     Other-- net                                                  (4,390)                           604
Changes in Working Capital:
     Receivables                                                  71,516                         17,049
     Interest payable                                                (60)                        (5,583)
     Accounts payable and other current liabilities                 (489)                        (3,280)
                                                             ------------                   ------------

Net Cash Provided by Operating Activities:                        65,474                          7,829
                                                             -----------                    -----------

Cash Flows from Financing Activities
     Payment of additional bond issuance costs                        --                         (1,720)
     Payment of principal on rate reduction notes                (70,531)                       (12,354)
Net Cash Used by Financing Activities                            (70,531)                       (14,074)
                                                             ------------                   ------------

Cash Flows from Investing Activities:
Equity contributions from Southern California Edison               5,854                          1,564
                                                             -----------                    -----------
Net Cash Provided by Investing Activities                          5,854                          1,564
                                                             -----------                    -----------

Net increase (decrease) in cash and equivalents                      797                         (4,681)
Cash and equivalents, beginning of period                            183                          6,616
                                                             -----------                    -----------
Cash and Equivalents, end of period                         $        980                  $       1,935
                                                            ============                  =============









    The accompanying notes are an integral part of these Financial Statements

                                 SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

     In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

     SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission. SCE Funding LLC follows the same accounting policies for interim reporting purposes. Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with SCE Funding LLC's Annual Report on Form 10-K.

     Certain prior-period amounts were reclassified to conform to the March 31, 1999 financial statement presentation.

Note 1. Basis of Presentation.

     The financial statements include the accounts of SCE Funding LLC (Note Issuer), a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. SCE is owned by Edison International. The Note Issuer was formed on June 27, 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued Certificates with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by Senate Bill 477 (collectively, electric restructuring legislation). This rate reduction became effective January 1, 1998.

     The Note Issuer was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from non-bypassable tariffs authorized by the California Public Utilities Commission (CPUC) pursuant to the electric restructuring legislation. For financial reporting purposes, the purchase of the Transition Property by the Note Issuer from SCE was treated as the issuance of a promissory note by SCE to SCE Funding LLC in the amount of approximately $2.5 billion. Accordingly, the purchase of the Transition Property is classified as a note receivable on the accompanying financial statements. Notwithstanding such classification of the Transition Property, the Transition Property, for legal purposes, has been sold by SCE to the Note Issuer.

     The Note Issuer is restricted by its organizational documents from engaging in any other activities. In addition, the Note Issuer's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of SCE, in the event SCE becomes subject to such a proceeding.

     The Note Issuer is legally separate from SCE. The assets and revenue of the
Note Issuer, including, without limitation, the Transition Property, are not available to creditors of SCE or Edison International, and the note receivable from SCE to the Note Issuer (i.e., the Transition Property) is not legally an asset of SCE or Edison International.


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

     The Note Issuer is a special purpose, single member limited liability company organized in June 1997 for the limited purposes of owning the Transition Property (as described below) and issuing notes secured primarily by the Transition Property. SCE is the sole member of the Note Issuer. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of SCE in the event SCE becomes subject to such a proceeding.

     The Note Issuer issued $2,463,000,000 in principal amount of the Notes in December 1997 with scheduled maturities ranging from 1 to 10 years and final maturities ranging from 3 to 12 years, pursuant to an indenture with Bankers Trust Company of California, N.A., as trustee (Note Indenture). The Note Issuer also entered into a servicing agreement (Servicing Agreement) with SCE that requires SCE to service the Transition Property on behalf of the Note Issuer.

     The California Public Utilities Code (PU Code) provides for the creation of Transition Property. A financing order dated September 3, 1997 (Financing Order), issued by the CPUC, together with the related Issuance
Advice Letter, establishes, among other things, separate non-bypassable charges (FTA Charges) payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Note Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

     In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On December 15, 1998, the Servicer filed with the CPUC a routine annual true-up mechanism advice letter filing. The filing decreased the FTA charges 24% from 1.723 cents to 1.306 cents per kilowatt hour for residential customers and from 1.822 cents to 1.381 cents per kilowatt hour for small commercial customers, effective January 1, 1999.

     The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the three month period ended March 31, 1999, the income generated from the Transition Property was approximately $34 million. The Note Issuer also earned approximately $735,000 in interest on other investments. Interest expense of approximately $35 million relates to interest on the Notes and the amortization of debt issuance costs.

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

     Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods: December 1998 through February 1999 (dated March 16, 1999), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein, collections of FTA Charges are currently meeting expectations and were sufficient to pay 100% of all scheduled payments on the Notes and related expenses for the Note payment date (March 25, 1999) and provide additional funding of approximately $4 million for deposit into a previously established reserve sub-account. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. The Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

     Year 2000 Issue

     Many of SCE's existing computer systems were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs, if not appropriately addressed, could fail or create erroneous results when attempting to process information containing dates after December 31, 1999.
This situation has been referred to generally as the Year 2000 Issue.

     Under the Servicing Agreement, SCE, as Servicer, is responsible for functions, such as data acquisition, usage and bill calculation, billing, customer service, collections, payment processing, and remittance, that are dependent on SCE's computer systems. Failure of those systems could adversely affect the ability of the Note Issuer to make timely payments of principal and interest on the Notes.

     SCE has advised the Note Issuer as follows. SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with SCE and its departments.
SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing, and implementation. SCE's objective for the Year 2000 readiness of critical systems is to be 100% complete by July 1999. SCE was 80% complete at year-end 1998 (the goal was 75%) and is on track to meets its July 1999 goal.

     Year 2000 readiness preparations for SCE's mainframe financial systems were completed in the fourth quarter of 1997, and preparations for SCE's material management system were completed in the second quarter of 1998. SCE's customer information and billing system is being replaced by a new Customer Service System designed and constructed to be Year 2000-ready. The costs of such remediation will be borne by SCE, not the Note Issuer. In addition, SCE has implemented a process to identify and contact vendors and business partners to determine their Year 2000 status. Evaluation of responses and other follow-up activities are continuing.

     SCE also has advised the Note Issuer that it is developing contingency plans for dealing with the Year 2000 Issue, and that these plans will continue to be revised and enhanced as the Year 2000 approaches. SCE will test its contingency plans by conducting or participating in exercises and industry -wide drills throughout the rest of 1999. The Note Issuer does not have, nor does it intend to create, any separate contingency plans.

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

Forward-looking Information

     In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report, the
Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of FTA Charges or payment of the Notes or Certificates and the ability of SCE to address, make and maintain Year 2000-ready the computer systems commonly used by SCE and the Note Issuer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

                                     PART II

Item 1. Legal Proceedings.

     Omitted because there are no reportable proceedings.

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

Item 5. Other Information.

     Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods: December 1998 through February 1999 (dated March 16, 1999), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See the Exhibit Index of this report below.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1999.

     The Note Issuer did not file any reports on Form 8-K for the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1999                SCE FUNDING LLC
                                   as Registrant


                                   By     /s/ Mary C. Simpson
                                         ---------------------------------------
                                   Name:      Mary C. Simpson
                                   Title:     Treasurer (Principal Financial and
                                              Accounting Officer)

                                  Exhibit Index



Exhibit
Number
-------

3.1 Certificate of Formation (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)*

3.2 Limited Liability Company Agreement (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)*

3.3 Amended and Restated Limited Liability Company Agreement (incorporated by reference to the same titled exhibit, included as exhibit number 3.4 to the
     Note Issuer's Registration Statement on Form S-3, File No. 333-30785)*

27.1 Financial Data Schedule for the three months ended March 31, 1999

99.1 Quarterly Servicer's Certificate dated March 16, 1999

----------------
* Incorporated by reference pursuant to Rule 12b-32.