Form 10-Q
period 1999-06-30
SCE FUNDING LLC
filed 1999-08-11
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

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

Item 1. Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                  (in thousands)
                                                                           June 30,          December 31,
                 ASSETS                                                      1999               1998
                                                                   ---------------------------------------
                                                                         (Unaudited)
Current Assets:
     Cash & equivalents                                              $      1,766        $         183
     Current portion of note receivable                                   239,719              246,300
     Interest receivable                                                      945                2,324
                                                                   ---------------------------------------
         Total Current Assets                                             242,430             248,807
                                                                   ---------------------------------------

Other Assets and Deferred Charges:
     Restricted funds                                                      35,154               20,837
     Note receivable - net of discount                                  1,843,459            1,955,693
     Unamortized bond issuance costs                                       15,505               16,417
                                                                   ---------------------------------------
         Total Other Assets & Deferred Charges                          1,894,118            1,992,947
                                                                   ---------------------------------------

                           Total Assets                              $  2,136,548        $  2,241,754
                                                                   =======================================

         LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
     Current portion of long-term debt                               $    239,719        $    246,300
     Interest payable                                                       1,836               1,938
     Miscellaneous accrued expenses                                            74                 566
                                                                   ---------------------------------------

         Total Current Liabilities                                        241,629             248,804
                                                                   ---------------------------------------

Long term debt - net of discount                                        1,856,639           1,969,783
                                                                   ---------------------------------------

Member's equity                                                            38,280              23,167
                                                                   ---------------------------------------

              Total Liabilities and Member's Equity                  $  2,136,548        $  2,241,754
                                                                   =======================================


   The accompanying notes are an integral part of these Financial Statements.

                                 SCE FUNDING LLC
             STATEMENT OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)
                                 (in thousands)



                                                                  6 Months Ended
                                              --------------------------------------------------------
                                                     June 30, 1999               June 30, 1998
                                              ---------------------------- ---------------------------
OPERATING REVENUE:
   Interest income                                         $70,276                        $79,024
                                              ---------------------------- ---------------------------
      Total Operating Revenue                               70,276                         79,024
                                              ---------------------------- ---------------------------

OPERATING EXPENSES:
   Interest expense                                         69,531                         77,819
   Other expenses                                            2,793                          3,019
                                              ---------------------------- ---------------------------
      Total Operating Expenses                              72,324                         80,838
                                              ---------------------------- ---------------------------

      Net Loss                                              (2,048)                        (1,814)

   Member's Equity- beginning of period                     23,167                         12,981
   Member Contributions - net                               17,161                          3,121
                                              ============================ ===========================
      Member's Equity, end of period                       $38,280                        $14,288
                                              ============================ ===========================


   The accompanying notes are an integral part of these Financial Statements.

                                 SCE FUNDING LLC
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          6 Months Ended
                                                              ----------------------------------------
                                                                June 30, 1999       June 30, 1998
                                                              ----------------------------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                $     (2,048)        $   (1,814)
Adjustment for non-cash items:
     Amortization                                                           2                (30)
     Deferred assets                                                  119,760             76,277
     Other-- net                                                      (14,317)                22
Changes in working capital:
     Receivables                                                        1,379              6,024
     Interest payable                                                    (102)            (6,063)
     Accounts payable and other current liabilities                      (492)            (3,298)
                                                              ----------------------------------------
Net Cash Provided by Operating Activities                             104,182             71,118
                                                              ----------------------------------------

Cash Flows from Financing Activities:
     Payment of additional bond issuance costs                              --            (2,413)
     Payment of principal on rate reduction notes                    (119,760)           (77,303)
                                                              ----------------------------------------
Net Cash Used by Financing Activities                                (119,760)           (79,716)
                                                              ----------------------------------------

Cash Flows from Investing Activities:
     Equity contributions from Southern California Edison              17,161              3,121
                                                              ----------------------------------------
Net Cash Provided by Investing Activities                              17,161              3,121
                                                              ----------------------------------------

Net increase in cash and equivalents                                    1,583             (5,477)
Cash and equivalents, beginning of period                                 183              6,616
                                                              ----------------------------------------
Cash and equivalents, end of period                              $      1,766      $       1,139
                                                              ========================================

   The accompanying notes are an integral part of these Financial Statements.

                                 SCE FUNDING LLC
-------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Certain prior-period amounts were reclassified to conform to the June 30, 1999 financial statement presentation.

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

     The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the six months ended June 30, 1999, the income generated from the Transition Property was $70 million, compared with $79 million for the same period in 1998. The decrease is due to a lower FTA charge effective January 1, 1999. Interest on other investments for the three and six months ended June 30, 1999 was approximately $1.5 million, compared with $1.1 million for the same period in 1998. The increase is attributable to higher cash balances resulting from the excess of FTA cash collections over scheduled quarterly payments. These excess collections are transferred to investment accounts. These investment accounts are restricted and appear on the balance sheet as restricted funds. Interest expense for the six months ended June 30, 1999 was approximately $70 million compared with $78 million for the same period in 1998, and includes interest on the Notes and the amortization of debt issuance costs. The decrease is due to lower outstanding principal balances on the rate reduction notes.

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

     Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods March 1999 through May 1999 (dated June 15, 1999), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein, collections of FTA Charges are currently meeting expectations and were sufficient to pay 100% of all scheduled payments on the Notes and related expenses for the Note payment date (June 25, 1999) and provide additional funding of approximately $9.6 million for deposit into a previously established reserve sub-account. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. The Note Issuer expects future collections of FTA

Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

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

     SCE has advised the Note Issuer as follows: SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort, working with SCE and its departments. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing, and implementation.

     A critical system is defined by SCE as those of its applications and systems, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by SCE to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is deemed to be Year 2000-compliant if it accurately processes date/time data.

     SCE's objective for the Year 2000 readiness of its critical systems was to be 100% complete by July 1999. On June 29, 1999 SCE announced that it had achieved Year 2000 readiness of 100% of its critical systems. These critical systems include SCE's financial, and customer information and billing systems.

     SCE has also advised the Note Issuer that the initial development of its contingency plans for dealing with the Year 2000 Issue was completed in June 1999, and that it expects that these plans will continue to be revised and enhanced as the year 2000 approaches. SCE will test its contingency plans by conducting or participating in exercises and industry-wide drills throughout the rest of 1999. The Note Issuer does not have, nor does it intend to create, any separate contingency plans.

     Based upon the information provided by SCE, the Note Issuer does not expect any material adverse impact on the Note Issuer or its financial position or results of operations, or on the payment of principal and interest on the Notes, as a result of any inability of the computer systems on which it currently relies to recognize or otherwise function correctly with respect to the Year 2000 Issue.

Forward-looking Information

     In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report, the
Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of FTA Charges or payment of the Notes or Certificates, changes in federal or state laws applicable to restructuring the electric utility industry, and the ability of SCE to address, make and maintain Year 2000-ready the computer systems commonly used by SCE and the Note Issuer.

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

Item 5. Other Information.

     Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods March 1999 through May 1999 (dated June 15, 1999), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

     (a) See the Exhibit Index of this report below.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1999.

     The Note Issuer did not file any reports on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 1999           SCE FUNDING LLC
                                 as Registrant


                                 By        Mary C. Simpson
                                 Name:     Mary C. Simpson
                                 Title:    Treasurer (Principal Financial and
                                           Accounting Officer)

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

27.1 Financial Data Schedule for the six months ended June 30, 1999

99.1 Quarterly Servicer's Certificate dated June 15, 1999




----------------

*  Incorporated by reference pursuant to Rule 12b-32.