Form 10-Q
period 1999-09-30
SCE FUNDING LLC
filed 1999-11-10
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
                               DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.

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

Item 1. Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                  (In thousands)
                                                                        September 30,             December 31,
                              ASSETS                                         1999                     1998
                                                                   ----------------------------------------------
                                                                         (Unaudited)
Current Assets:
     Cash & equivalents                                              $           504        $             183
     Current portion of note receivable                                      243,009                  246,300
     Interest receivable                                                         813                    2,324
                                                                   ----------------------------------------------
         Total Current Assets                                                244,326                 248,807
                                                                   ----------------------------------------------

Other Assets and Deferred Charges:
     Restricted funds                                                         35,715                   20,837
     Note receivable - net of discount                                     1,782,122                1,955,693
     Unamortized bond issuance costs                                          15,049                   16,417
                                                                   ----------------------------------------------
         Total Other Assets & Deferred Charges                             1,832,886                1,992,947
                                                                   ----------------------------------------------

                           Total Assets                              $     2,077,212        $      2,241,754
                                                                   ==============================================

                 LIABILITIES AND MEMBER'S EQUITY Current Liabilities:
     Current portion of long-term debt                               $       243,009        $        246,300
     Interest payable                                                          1,905                   1,938
     Miscellaneous accrued expenses                                               72                     566
                                                                   ----------------------------------------------
                                                                   ----------------------------------------------
         Total Current Liabilities                                           244,986                 248,804
                                                                   ----------------------------------------------

Long term debt - net of discount                                           1,794,846               1,969,783
                                                                   ----------------------------------------------

Member's equity                                                               37,380                  23,167
                                                                   ----------------------------------------------

              Total Liabilities and Member's Equity                  $     2,077,212        $      2,241,754
                                                                   ==============================================




     The accompanying notes are an integral part of these Financial Statements.

                                 SCE FUNDING LLC
             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)
                                 (In thousands)



                                                                    9 Months Ended
                                                --------------------------------------------------------
                                                    September 30, 1999           September 30, 1998
                                                ---------------------------- ---------------------------
OPERATING REVENUE:
   Interest income                                          $104,350                       $117,189
                                                ---------------------------- ---------------------------
      Total Operating Revenue                                104,350                        117,189
                                                ---------------------------- ---------------------------

OPERATING EXPENSES:
   Interest expense                                          103,001                        115,638
   Other expenses                                              4,129                          4,406
                                                ---------------------------- ---------------------------
      Total Operating Expenses                               107,130                        120,044
                                                ---------------------------- ---------------------------

      Net Loss                                                (2,780)                        (2,855)

   Member's Equity - beginning of period                      23,167                         12,981
   Member Contributions - net                                 16,993                          4,637
                                                ============================ ===========================
      Member's Equity, end of period                         $37,380                        $14,763
                                                ============================ ===========================


     The accompanying notes are an integral part of these Financial Statements.

                                 SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                               9 Months Ended
                                                                 ----------------------------------------
                                                                     September 30,        September 30,
                                                                         1999                 1998
                                                                 ----------------------------------------
Cash Flows from Operating Activities:
Net Loss                                                            $     (2,780)        $   (2,855)
Adjustment for non-cash items:
     Amortization                                                              2                (30)
     Deferred assets                                                     178,280                  -
     Other-- net                                                         (14,878)               581
Changes in working capital:
     Receivables                                                           1,511            159,957
     Interest payable                                                        (33)            (6,129)
     Accounts payable and other current liabilities                         (494)            (3,300)
                                                                 ----------------------------------------
Net Cash Provided by Operating Activities                                161,608            148,224
                                                                 ----------------------------------------

Cash Flows from Financing Activities:
     Payment of additional bond issuance costs                                 -             (2,542)
     Payment of principal on rate reduction notes                       (178,280)          (155,779)
                                                                 ----------------------------------------
Net Cash Used by Financing Activities                                   (178,280)          (158,321)
                                                                 ----------------------------------------

Cash Flows from Investing Activities:
     Equity contributions from Southern California Edison                 16,993              4,637
                                                                 ----------------------------------------
Net Cash Provided by Investing Activities                                 16,993              4,637
                                                                 ----------------------------------------

Net increase (decrease) in cash and equivalents                              321             (5,460)
Cash and equivalents, beginning of period                                    183              6,616
                                                                 ----------------------------------------
Cash and equivalents, end of period                                 $        504      $       1,156
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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property, to seek, and the Financing
Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On December 15, 1998, the Servicer filed with the CPUC a routine annual true-up mechanism advice letter filing. The filing decreased the FTA charges 24% from 1.723 cents to
1.306 cents per kilowatt hour for residential  customers and from 1.822 cents to
1.381 cents per kilowatt hour for small commercial customers, effective January 1, 1999. In addition, on August 19, 1999, the Servicer filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing decreases, effective October 1, 1999, residential customer FTA charges 11% from 1.306 cents to 1.235 cents per kilowatt hour and small commercial customer FTA charges 5% from 1.381 cents to 1.306 cents per kilowatt hour.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the nine months ended September 30, 1999, income generated from the Transition Property was $104 million, compared with $117 million for the same period in 1998. The decrease is due to lower FTA charges effective January 1, 1999. Interest on other investments for the nine months ended September 30, 1999 was approximately $2.3 million, compared with $1.8 million for the same period in 1998. The increase is attributable to higher cash balances resulting from the excess of FTA cash collections over scheduled quarterly payments. These excess collections are transferred to investment accounts. These investment accounts are restricted and appear on the balance sheet as restricted funds. Interest expense for the nine months ended September 30, 1999 was approximately $103 million compared with $116 million for the same period in 1998, and includes interest on the Notes and the amortization of debt issuance costs. The decrease is due to lower outstanding principal balances on the rate reduction notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods June 1999 through August 1999 (dated September 16, 1999), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein, collections of FTA Charges are currently meeting expectations and were sufficient to pay

100% of all scheduled payments on the Notes and related expenses for the Note payment date (September 27, 1999) and provide additional funding of approximately $183,000 for deposit into a previously established reserve sub-account. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections. The Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

Year 2000 Issue

         Many of SCE's existing computer systems were originally programmed to represent any date by using six digits (e.g., 12/31/99) rather than eight digits (e.g., 12/31/1999). Accordingly, such programs, if not appropriately addressed, could fail or create erroneous results when attempting to process information containing dates after December 31, 1999. This situation has been referred to as the Year 2000 Issue.

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

     SCE has advised the Note Issuer as follows: SCE has a comprehensive program in place to address potential Year 2000 impacts. Edison International provides overall coordination of this effort. SCE divides Year 2000 activities into five phases: inventory, impact assessment, remediation, testing, and implementation.

         A critical system is defined by SCE as those of its applications and systems, which if not appropriately remediated, may have a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset is deemed to be Year 2000-ready if it is determined by SCE to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurs first), even though it may not be fully Year 2000-compliant. A system, application, or physical asset is deemed to be Year 2000-compliant if it accurately processes date/time data, such as calculating, comparing, and sequencing from, into, and between the twentieth and twenty-first centuries, 1999 and 2000, and leap-year calculations.

         On June 29, 1999 SCE announced that it had achieved Year 2000 readiness of 100% of its critical systems. These critical systems include SCE's financial and customer information and billing systems.

         SCE has also advised the Note Issuer that the initial development of its contingency plans for dealing with the Year 2000 Issue was completed in June 1999, and that it expects that these plans will continue to be revised and enhanced as year 2000 approaches. SCE has tested its contingency plans by conducting or participating in exercises and industry-wide drills and will continue to conduct internal exercises during the fourth quarter of 1999. The
Note Issuer does not have, nor does it intend to create, any separate contingency plans.

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

Item 5. Other Information.

     Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods June 1999 through August 1999 (dated September 16, 1999), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

         (a) See the Exhibit Index of this report below.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999.

     The Note Issuer did not file any reports on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 1999         SCE FUNDING LLC
                                 as Registrant


                                 By          Mary C. Simpson
                                     ------------------------------------------
                                 Name:       Mary C. Simpson
                                 Title:      Treasurer (Principal Financial and
                                             Accounting Officer)

                                  Exhibit Index



     Exhibit
     Number
     -------
       3.1      Certificate of Formation (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration
                Statement on Form S-3, File No. 333-30785)*
       3.2      Limited Liability Company Agreement  (incorporated by
                reference to the same titled and numbered  exhibit to
                the Note Issuer's Registration Statement on Form S-3,
                File No. 333-30785)*
       3.3      Amended  and  Restated  Limited   Liability   Company
                Agreement  (incorporated  by  reference  to the  same
                titled exhibit, included as exhibit number 3.4 to the
                Note  Issuer's  Registration  Statement  on Form S-3,
                File No.
                333-30785)*
       27       Financial Data Schedule for the nine months ended September 30,
                1999
       99       Quarterly Servicer's Certificate dated September 16, 1999




----------------

*  Incorporated by reference pursuant to Rule 12b-32.