Form 10-K
period 1999-12-31
SCE FUNDING LLC
filed 2000-03-22
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  The registrant meets the conditions set forth in General Instruction I 1(a)
    And (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from    _____________ to _____________

                     Commission file number 333-30785
                  California Infrastructure and Economic
               Development Bank Special Purpose Trust SCE-1
               --------------------------------------------
                       (Issuer of the Certificates)
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

         Securities registered pursuant to Section 12(g)of the Act:

 California Infrastructure and Economic Development Bank Special Purpose Trust
   SCE-1 Rate Reduction Certificates, Series 1997-1: Class A-2 6.14% Certificates; Class A-3 6.17% Certificates; Class A-4 6.22% Certificates; Class A-5 6.28% Certificates; Class A-6 6.38% Certificates; Class A-7 6.42% Certificates, maturing serially from 2000 to 2009, and underlying SCE Funding LLC Notes of the same respective classes

                                (Title of Class)
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ].
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]
   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2000 was $0.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Not applicable.

                                     PART I

Item 1.  Business.

         General

SCE Funding LLC (Note Issuer) is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Southern California Edison Company (SCE), as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The principal executive office of the Note Issuer is located at 2244 Walnut Grove Avenue, Room 180, Rosemead, California 91770. Its telephone number is (626) 302-1850. The Note Issuer was organized in June 1997 for the limited purposes of owning the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of SCE in the event SCE becomes subject to such a proceeding.

The only material business conducted by the Note Issuer has been the acquisition of Transition Property (which is reported as a note receivable on the financial statements); and the issuance on December 11, 1997, of $2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes), with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years; the receipt of amounts payable pursuant to the Transition Property; the payment of principal and interest with respect to the Notes; and related activities. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1, a Delaware business trust (Trust), which issued certificates corresponding to each class of Notes (Certificates) in a public offering.

The Note Issuer has no employees. It has entered into a servicing agreement (Servicing Agreement) with SCE pursuant to which SCE is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an administrative services agreement with SCE pursuant to which SCE performs administrative and operational duties for the Note Issuer.

         Transition Property

The California Public Utilities Code (PU Code) provides for the creation of "Transition Property." A financing order dated September 3, 1997 (Financing Order) issued by the California Public Utilities Commission (CPUC), together with the related Issuance Advice Letter, establishes, among other things, separate non-bypassable charges (FTA Charges) payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of the Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order. The Transition Property is a property right under California law that includes, without limitation, ownership of the FTA Charges and any adjustments thereto as described in the next paragraph.

     In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property (Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On August 19, 1999, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing decreased the FTA Charges for residential customers by 5%, from 1.306 cents to 1.235 cents per kilowatt hour, and for small commercial customers by 5%, from 1.381 cents to 1.306 cents per kilowatt hour, effective October 1, 1999. On December 16, 1999, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing stating that because of the changes in FTA Charges effective October 1, 1999, no further FTA Charge adjustments were necessary.

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

Item 3.  Legal Proceedings.

No legal proceedings affecting either the Note Issuer or the Trust occurred in 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 1999.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by SCE. The Note Issuer's equity securities, or membership interests, were sold to SCE in June 1997 in exchange for an initial capital contribution of $5,000. SCE has made capital contributions to the Note Issuer aggregating $10,320,000 as of December 31, 1999, net of distributions made from time to time from the Note Issuer to SCE. The sale of the Note Issuer's membership interests to SCE was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer has made no other sales of unregistered securities.

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding. As of December 31, 1999, the original principal amount of all series of Notes which then remained outstanding was $1,970,400,000. On August 2, 1999, the Note Issuer made a distribution to SCE in the amount of $2,000,000. The Note Issuer intends to make distributions to SCE, as the sole member, from time to time in the future as permitted by the Indenture and as approved by the
Note Issuer's Board of Directors.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust Company (DTC). The Note Issuer and the Trust are unable to ascertain the number of beneficial holders of Certificates. The Certificates are not registered on any national securities exchange and do not trade on any established trading market.

Item 6.  Selected Financial Data.

Omitted pursuant to Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K.

As discussed under Item 1 (Business), the Note Issuer was organized in June 1997 for limited purposes, and on December 11, 1997, the Note Issuer issued Notes in order to purchase Transition Property, which is classified as a note receivable on the financial statements included under Item 8 (Financial Statements and Supplementary Data). As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Property, interest expense on the Notes and incidental investment interest income.

In 1999, income generated from the Transition Property was $138 million compared with $154 million in 1998. The decrease is due to lower authorized FTA charges per kilowatt hour during 1999 combined with a reduction in the amount of kilowatt hours billed to both residential and small commercial customers. Interest expense in 1999 was $136 million compared to $152 million in 1998. The decrease is due to lower outstanding balances on the rate reduction notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the Notes.

During the twelve months ending December 31, 1999, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $380 million. Collections of FTA Charges totaled $388 million and were sufficient to cover 100% of the scheduled quarterly payments on the Notes and provide additional funding of approximately $13 million for deposit to a previously established reserve sub-account. Interest earnings on restricted and unrestricted funds are used to assist with making the scheduled payments on the rate reduction notes. Management of the Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

         Year 2000 Issue

Under the Servicing Agreement, SCE, as Servicer, is responsible for functions, such as data acquisition, usage and bill calculation, billing, customer service, collections, payment processing, and remittance, that are dependent on SCE's computer systems. Failure of those systems due to the Year 2000 or otherwise, could adversely affect the ability of the Note Issuer to make timely payments of principal and interest on the Notes.

SCE has advised the Note Issuer as follows regarding its experience with the Year 2000. SCE implemented a comprehensive program to address potential Year 2000 impacts consisting of five phases: inventory, impact assessment, remediation, testing, and implementation. Edison International, SCE's parent holding company, provided overall coordination of this effort, working with SCE and its business units. On June 29, 1999 SCE announced that it had achieved Year 2000 readiness of 100% of its critical systems. Such systems were defined by SCE as those of its applications and systems, which if not appropriately remediated, may have had a significant impact on customers, the health and safety of the public and/or personnel, the revenue stream, or regulatory compliance. A system, application or physical asset was deemed to be Year 2000-ready if it was determined by SCE to be suitable for continued use through 2028 (or through the last year of the anticipated life of the asset, whichever occurred first), even if not fully Year 2000-compliant (able to accurately process date/time date, between the 20th and 21st centuries, 1999 and 2000, and leap-year calculations).

SCE has advised the Note Issuer that none of SCE's critical applications or assets have encountered significant problems on or since January 1, 2000, including on and over February 29, 2000 and they continue to operate as expected.

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

         Forward-looking Information

In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report, the Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of FTA Charges or payment of the Notes or Certificates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer or the Trust.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference. In addition, attached with respect to the Note Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement summarizing certain information with respect to collections from the Transition Property and payments on the Notes and Certificates, an Annual Certificate of Compliance with respect to the Servicer's activities, and the Quarterly Servicer's Certificate for the collection periods September 1999 through November 1999 (dated December 27, 1999).

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

         2.       Financial Statement Schedule.

                  None.

         3.       Exhibits.

                  See the Exhibit Index of this report below.

(b)      Reports on 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 21, 2000.

                                 SCE FUNDING LLC
                                  as Registrant


                               By:          W. James Scilacci
                                      ------------------------------------------
                               Name:        W. James Scilacci
                               Title:       President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                      Title                       Date
             ---------                      -----                       ----



W. James Scilacci                 Director and President         March 21, 2000
--------------------------------   (Principal Executive
W. James Scilacci                        Officer)




Mary C. Simpson                   Director and Treasurer         March 21, 2000
-------------------------------- (Principal Financial and
Mary C. Simpson                    Accounting Officer)




Anand Maniktala                          Director                March 22, 2000
--------------------------------
Anand Maniktala

                                   Exhibit Index


  Exhibit
  Number

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

Report of Independent Public Accountants



To the Members of SCE Funding LLC:


We have audited the accompanying balance sheets of SCE Funding LLC (a Delaware Limited Liability Company) as of December 31, 1999 and 1998 and the related statements of operations and changes in member's equity and cash flows for each of the two years in the period ended December 31, 1999, and the period from inception to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE Funding LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, and the period from inception to December 31, 1997, in conformity with accounting principles generally accepted in the United States.




                                                   ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP


Los Angeles, California
February 2, 2000

Item 8. Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                  (in thousands)
                                                As of December 31,

                           ASSETS                                       1999                        1998
                           ------                                       ----                        ----

Current Assets:
     Cash & equivalents                                        $            1,318           $            183
     Current portion of note receivable                                   246,300                    246,300
     Interest receivable                                                        5                      2,324
                                                             -------------------------------------------------------
         Total Current Assets                                             247,623                    248,807
                                                             -------------------------------------------------------

Other Assets and Deferred Charges:
     Restricted funds                                                      35,946                     20,837
     Note receivable - net of discount                                  1,712,114                  1,955,693
     Unamortized bond issuance costs                                       14,593                     16,417
                                                             -------------------------------------------------------
         Total Other Assets & Deferred Charges                          1,762,653                  1,992,947
                                                             -------------------------------------------------------

                        Total Assets                           $        2,010,276           $      2,241,754
                                                             =======================================================

              LIABILITIES AND MEMBER'S EQUITY
Current Liabilities:
     Interest payable                                          $            2,220           $          1,938
     Current portion of long-term debt                                    246,300                    246,300
     Miscellaneous accrued expenses                                            70                        566
                                                             -------------------------------------------------------
         Total Current Liabilities                                        248,590                    248,804
                                                             -------------------------------------------------------

Long term debt - net of discount                                        1,723,552                  1,969,783
                                                             -------------------------------------------------------

Member's equity                                                            38,134                     23,167
                                                             -------------------------------------------------------

           Total Liabilities and Member's Equity               $        2,010,276           $      2,241,754
                                                             =======================================================

    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                 (in thousands)
                             Year Ended December 31,

                                                            Year                  Year                  Period
                                                            1999                  1998                    1997
                                                            ----                  ----                    ----

OPERATING REVENUE:
   Interest income                                             $137,670             $154,279                $8,304
                                                   ----------------------- -------------------- ---------------------
      Total Operating Revenue                                   137,670              154,279                 8,304
                                                   ----------------------- -------------------- ---------------------

OPERATING EXPENSES:
   Interest expense                                             135,565              152,274                 8,231
   Other expenses                                                 5,430                6,584                   332
                                                   ----------------------- -------------------- ---------------------
      Total Operating Expenses                                  140,995              158,858                 8,563
                                                   ----------------------- -------------------- ---------------------

      Net Loss                                                   (3,325)              (4,579)                 (259)
                                                   ----------------------- -------------------- ---------------------

   Member's Equity- beginning of period                          23,167               12,981                    --
   Member Contributions - net                                    18,292               14,765                13,240
                                                   ----------------------- -------------------- ---------------------

      Member's Equity, end of period                            $38,134              $23,167                12,981
                                                   ======================= ==================== =====================


    The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                              STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                              Year Ended December 31,

                                                                    1999                1998              1997
                                                                    ----                ----              ----

Cash flows from Operating Activities:

Net Loss                                                    $    (3,325)        $   (4,579)        $        (259)
Adjustment for non-cash items:
    Amortizations                                                     2                (30)                  (13)
    Deferred assets                                             245,470            244,017                    --
     Other--net                                                  (15,109)            (8,583)              (12,254)
Changes in working capital:
     Receivables                                                  2,319              5,839            (2,451,873)
     Interest payable                                               282             (6,204)                8,142
     Accounts payable and other current liabilities                (496)            (2,816)                3,382
                                                            ----------------------------------------------------
Net Cash Provided by, (Used in) Operating Activities            229,143            227,644            (2,452,875)
                                                            -----------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable                              --                 --             2,462,310
Payment of bond issuance costs                                       --             (2,542)              (16,059)
Payment of principal on rate reduction notes                   (246,300)          (246,300)                   --
                                                            ----------------------------------------------------
Net Cash Provided by, (Used in) Financing Activities           (246,300)          (248,842)            2,446,251
                                                            ----------------------------------------------------

Cash Flows from Investing Activities:
Equity contributions from Southern California Edison
     Company                                                     18,292             14,765                13,240
                                                            ----------------------------------------------------
Net Cash Provided by Investing Activities                        18,292             14,765                13,240
                                                            ----------------------------------------------------

Net Increase (decrease) in cash and equivalents                   1,135             (6,433)                6,616
Cash and equivalents, beginning of period                           183             (6,616)                   --
                                                            ----------------------------------------------------
Cash and equivalents, end of period                         $     1,318         $      183         $       6,616
                                                            ====================================================


    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.  Basis of Presentation.


         The financial statements include the accounts of SCE Funding LLC (also referred to as the Note Issuer), a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. All of the issued and outstanding common stock of SCE is owned by its parent holding company, Edison International. SCE Funding LLC was formed on June 27, 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (collectively, the electric restructuring legislation). This rate reduction became effective January 1, 1998.

         SCE Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount from non-bypassable tariffs authorized by the California Public Utilities Commission (CPUC) pursuant to the 1995 electric restructuring legislation. For financial reporting purposes, the purchase of the Transition Property by the Note Issuer from SCE was treated as the issuance of a promissory note by SCE to SCE Funding LLC, in the amount of approximately $2.5 billion. Accordingly, the purchase of the Transition Property is classified as a note receivable on the accompanying financial statements. Notwithstanding such classification, the Transition Property, for legal purposes, has been sold by SCE to SCE Funding LLC.

         SCE Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, its organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of SCE, in the event SCE becomes subject to such a proceeding.

         SCE Funding LLC is legally separate from SCE. The assets and revenues of the Note Issuer, including, without limitation, the Transition Property, are not available to creditors of SCE or Edison International, and the note receivable from SCE to SCE Funding LLC (i.e., the Transition Property) is not legally an asset of SCE or Edison International.

2.  Summary of Accounting Policies

Cash Equivalents

Cash equivalents include working funds and short-term investments with maturities of 90 days or less.

Restricted Funds

SCE Funding LLC is required to maintain funds of approximately 0.5% of the outstanding principal balance. These funds are invested in short term securities with maturities of 90 days or less. They are to be used to make scheduled payments on the Notes to the Trust and to pay other expenses of SCE Funding LLC in the event that collections of the non-bypassable tariffs prove insufficient to make such payments.

Unamortized Debt Issuance Expenses

The costs associated with the issuance of the Notes to the Trust have been capitalized and are being amortized over the life of the Notes.

Income Taxes

SCE Funding LLC is a single-member limited liability company. Accordingly, for federal and state income tax purposes, any income tax effect of SCE Funding LLC's activities will be reflected in SCE's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amount of revenue, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value. In addition to these amounts, at December 31, 1999, SCE Funding LLC had a financial asset (representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $2.0 billion. The note receivable is carried at cost which approximates fair value. Fair value is estimated based on brokers' quotes of notes with similar characteristics. Financial liabilities are recorded at cost, which approximates fair value, and their fair value is based on brokers' quotes.

4.  Long-Term Debt

In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust. There were originally seven classes of Notes the first of which ("Class A-1") matured in December 1998. The remaining Notes consist of six classes and have maturities ranging from one to nine years, and bear interest at rates ranging from 6.14% to 6.42%. The Notes are secured solely by the Transition Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of SCE or Edison International. For financial reporting purposes the Transition Property is shown as a note receivable, with the same scheduled maturities and interest rates as the Notes to the Trust (see table below). Notwithstanding such classification of the Transition Property, the Transition Property has been sold by SCE to SCE Funding LLC.

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited monthly with the Trustee by SCE as servicer of the Transition Property. The debt service requirements include an overcollateralization amount, which will be retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to SCE Funding LLC. Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 1999, are as follows:

                      Scheduled                  Interest             Amount
     Class          Maturity Date                 -Rate           (in thousands)
     -----         --------------                 ------          -------------
     A-2           March 25, 2000                  6.14%             $ 60,952
     A-3           March 25, 2001                  6.17%              247,841
     A-4           March 25, 2002                  6.22%              246,030
     A-5           September 25, 2003              6.28%              360,645
     A-6           September 25, 2006              6.38%              739,988
     A-7           December 26, 2007               6.42%              314,944
                                                                   ----------
                                                                   $1,970,400
                    Less:  Current Maturities                        (246,300)
                    Less:  Unamortized Discount                          (548)
                                                                   ----------
                    Long-Term Debt                                 $1,723,552
                                                                   ==========


5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the Transition Property of SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC. SCE Funding LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers. SCE Funding LLC incurred a total of $5.4 million in servicing fees in 1999. SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

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