Form 10-Q
period 2000-03-31
SCE FUNDING LLC
filed 2000-05-11
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
                      WITH THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 2000.

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

Item 1.  Financial Statements

                                 SCE FUNDING LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                     March 31,               December 31,
                                                                       2000                      1999
                                                                 -----------------          -------------
                                                                    (Unaudited)

                           ASSETS

Current Assets:
        Cash & equivalents                                        $         1,316           $        1,318
        Restricted funds                                                   29,999                   35,946
        Current portion of note receivable                                247,841                  246,300
        Interest receivable                                                    13                        5
                                                               -----------------------   -----------------------
             Total Current Assets                                         279,169                  283,569
                                                               -----------------------   -----------------------

Other Assets:
        Note receivable - net of discount                               1,656,985                1,712,114
        Unamortized bond issuance costs                                    14,137                   14,593
                                                               -----------------------   -----------------------
             Total Other Assets                                         1,671,122                1,726,707
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,950,291           $    2,010,276
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
        Interest payable                                          $         2,470           $        2,220
        Current portion of long-term debt                                 247,841                  246,300
        Miscellaneous accrued expenses                                         67                       70
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    250,378                  248,590
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,661,077                1,723,552
                                                               -----------------------   -----------------------

Member's equity                                                            38,836                   38,134
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,950,291           $    2,010,276
                                                               =======================   =======================


    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                                                3 Months Ended
                                                                                    March 31,
                                                            ---------------------------------------------------------
                                                                     2000                            1999
                                                            ------------------------      ---------------------------

OPERATING REVENUES:
        Interest Income                                          $         32,239               $        35,619
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       32,239                        35,619
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   31,526                        35,298
        Other Expenses                                                      1,268                         1,425
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      32,794                        36,723
                                                             ------------------------       ------------------------

             Net Loss                                                        (555)                       (1,104)

        Member's Equity, beginning of period                               38,134                        23,167
        Member Contributions- net                                           1,257                         5,854
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         38,836               $        27,917
                                                             ========================       ========================


















    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                                   3 Months Ended
                                                                                     March 31,
                                                                 ---------------------------------------------------
                                                                          2000                       1999
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (555)            $      (1,104)
Adjustment for non-cash items:
     Amortization                                                                 -                         1
Changes in working capital:
     Restricted funds                                                         5,947                    (4,390)
     Receivables                                                                 (8)                      985
     Interest payable                                                           250                       (60)
     Accounts payable and other current liabilities                              (3)                     (489)
                                                                 ------------------------   ------------------------
Net Cash Provided by Operating Activities                                     5,631                    (5,057)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                           (60,951)                  (70,531)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                       (60,951)                  (70,531)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    54,061                    70,531
     Equity contributions from SCE                                            1,257                     5,854
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    55,318                    76,385
                                                                 ------------------------   ------------------------

Net increase (decrease) in Cash and equivalents                                  (2)                      797
Cash and equivalents, beginning of period                                     1,318                       183
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,316             $         980
                                                                 ========================   ========================











    The accompanying notes are an integral part of these financial statements

SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS


         In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

         SCE Funding LLC's significant accounting policies were described in
Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission. SCE Funding LLC follows the same accounting policies for interim reporting purposes. Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with SCE Funding LLC's Annual Report on Form 10-K.

Note 1.  Basis of Presentation.

         The financial statements include the accounts of SCE Funding LLC (also referred to as the Note Issuer), a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. All of the issued and outstanding common stock of SCE is owned by its parent holding company, Edison International. SCE Funding LLC was organized in June 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (collectively, the electric restructuring legislation). This rate reduction became effective January 1, 1998.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in the SCE Funding LLC's 1999 Annual Report on Form 10-K.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On August 19, 1999, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing, effective October 1, 1999, decreased the FTA Charges by 5%, from 1.306 cents to 1.235 cents per kilowatt hour for residential customers and from 1.381 cents to 1.306 cents per kilowatt hour for small commercial customers. On December 16, 1999, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing stating that because of the changes in FTA Charges effective October 1, 1999, no further FTA Charge adjustments were necessary.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the three month period ended March 31, 2000, the income generated from the Transition Property was approximately $32 million compared to $36 million for the same period in 1999. The decrease is due to lower FTA Charges per kilowatt hour, effective October 1999. Interest expense for the three months ended March 31, 2000 was $30 million compared to $35 million for the same period in 1999, and includes interest on the Notes and the amortization of debt issuance costs. The decrease is due to a lower outstanding principal balance on the rate reduction notes.

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

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection periods: December 1999 through February 2000 (dated March 15,
2000), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein on line 4e, collections of FTA Charges and interest earnings on FTA collections (the General Subaccount Balance) totaled $87.4 million and were sufficient to pay approximately 93% of all scheduled distributions and related expenses on the Notes ($93.3 million) for the scheduled Note payment date (March 25, 2000) and required a withdrawal of approximately

$6.5 million from a previously established reserve sub-account. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections; however, no further adjustments are currently planned and the
Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled distributions on the Notes on a timely basis.

Forward-looking Information

         In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report, the
Note Issuer uses the words could, estimates, expects, anticipates, believes, planned and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors as the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of FTA Charges or payment of the Notes or Certificates.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit
99.1 is the Quarterly Servicer's Certificate for the collection periods:
December 1999 through February 2000 (dated March 15, 2000), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  See the Exhibit Index of this report below.

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 2000.

              The Note Issuer did not file any reports on Form 8-K for the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 2000         SCE FUNDING LLC
                             as Registrant


                             By           Mary C. Simpson
                                 ----------------------------------------------
                             Name:        Mary C. Simpson
                             Title:       Treasurer (Principal Financial and
                                          Accounting Officer)

                                  Exhibit Index


Exhibit
Number
-------
   3.1 Certificate of Formation (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)*
   3.2    Limited Liability Company Agreement (incorporated by
          reference to the same titled and numbered exhibit to
          the Note Issuer's Registration Statement on Form S-3,
          File No. 333-30785)*
   3.3    Amended and Restated Limited Liability Company
          Agreement (incorporated by reference to the same
          titled exhibit, included as exhibit number 3.4 to the
          Note Issuer's Registration Statement on Form S-3,
          File No.
          333-30785)*
   27     Financial Data Schedule for the three months ended March 31, 2000
   99     Quarterly Servicer's Certificate dated March 15, 2000




----------------

* Incorporated by reference pursuant to Rule 12b-32.