Form 10-Q
period 2000-06-30
SCE FUNDING LLC
filed 2000-08-11
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
        INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
                 THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 2000.

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

Item 1.  Financial Statements

                                 SCE FUNDING LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                     June 30,                  December 31,
                                                                       2000                        1999
                                                                 -----------------             ------------
                                                                    (Unaudited)

                           ASSETS

Current Assets:
        Cash & equivalents                                        $         1,332           $        1,318
        Restricted funds                                                   30,207                   35,946
        Current portion of note receivable                                247,781                  246,300
        Interest receivable                                                     4                        5
                                                               -----------------------   -----------------------
             Total Current Assets                                         279,324                  283,569
                                                               -----------------------   -----------------------

Other Assets:
        Note receivable - net of discount                               1,606,336                1,712,114
        Unamortized bond issuance costs                                    13,681                   14,593
                                                               -----------------------   -----------------------
             Total Other Assets                                         1,620,017                1,726,707
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,899,341           $    2,010,276
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
        Interest payable                                          $         2,573           $        2,220
        Current portion of long-term debt                                 247,781                  246,300
        Miscellaneous accrued expenses                                         66                       70
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    250,420                  248,590
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,608,927                1,723,552
                                                               -----------------------   -----------------------

Member's equity                                                            39,994                   38,134
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,899,341           $    2,010,276
                                                               =======================   =======================


    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                                                6 Months Ended
                                                                                    June 30,
                                                            --------------------------------------------------------
                                                                     2000                            1999
                                                            ------------------------      --------------------------

OPERATING REVENUES:
        Interest Income                                          $         63,688               $        70,276
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       63,688                        70,276
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   62,122                        69,531
        Other Expenses                                                      2,489                         2,793
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      64,611                        72,324
                                                             ------------------------       ------------------------

             Net Loss                                                        (923)                       (2,048)

        Member's Equity, beginning of period                               38,134                        23,167
        Member Contributions- net                                           2,783                        17,161
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         39,994               $        38,280
                                                             ========================       ========================






    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   6 Months Ended
                                                                                      June 30,
                                                                 ---------------------------------------------------
                                                                          2000                       1999
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (923)            $      (2,048)
Adjustment for non-cash items:
     Amortization                                                                 1                         2
Changes in working capital:
     Restricted funds                                                         5,739                   (14,317)
     Receivables                                                                  1                     1,379
     Interest payable                                                           353                      (102)
     Accounts payable and other current liabilities                              (4)                     (492)
                                                                 ------------------------   ------------------------
Net Cash Provided by Operating Activities                                     5,167                   (15,578)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (113,179)                 (119,760)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (113,179)                 (119,760)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   105,243                   119,760
     Equity contributions from SCE                                            2,783                    17,161
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   108,026                   136,921
                                                                 ------------------------   ------------------------

Net increase  in cash and equivalents                                            14                     1,583
Cash and equivalents, beginning of period                                     1,318                       183
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,332             $       1,766
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

Note 1.  Basis of Presentation.

         The financial statements include the accounts of SCE Funding LLC (also referred to as the Note Issuer), a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. All of the issued and outstanding common stock of SCE is owned by its parent holding company, Edison International. SCE Funding LLC was organized in June 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (collectively, the electric restructuring legislation). This rate reduction has been in effect since January 1, 1998.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in SCE Funding LLC's 1999 Annual Report on Form 10-K.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On August 19, 1999, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing, effective October 1, 1999, decreased the FTA Charges by 5%, from 1.306 cents to 1.235 cents per kilowatt hour for residential customers and from 1.381 cents to 1.306 cents per kilowatt hour for small commercial customers. On December 16, 1999, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing stating that because of the changes in FTA Charges effective October 1, 1999, no further FTA Charge adjustments were necessary at such time.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the six month period ended June 30, 2000, the income generated from the Transition Property was $64 million compared to $70 million for the same period in 1999. The decrease is due to lower FTA Charges per kilowatt hour, effective October 1999. Interest expense for the six months ended June 30, 2000 was $62 million compared to $70 million for the same period in 1999, and includes interest on the Notes and the amortization of debt issuance costs. The decrease is due to a lower outstanding principal balance on the rate reduction notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: March through May 2000 (dated June 16, 2000), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein on line 4e, collections of FTA Charges and interest earnings on FTA collections (the General Subaccount Balance) totaled $83.6 million and were sufficient to pay 99.6% of all scheduled distributions and related expenses on the Notes ($83.9 million) for the scheduled Note payment date (June 26, 2000) and required a principal withdrawal of approximately $371 thousand from a previously established reserve sub-account. The FTA Charges will be adjusted at least annually if there is a material shortfall or overage in collections; however, no further adjustments are currently planned and the Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled distributions on the Notes on a timely basis.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: March 2000 through May 2000 (dated June 16, 2000), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   See the Exhibit Index of this report below.

         (b)   Reports on Form 8-K filed during the quarter ended June 30, 2000.

               The Note Issuer did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2000        SCE FUNDING LLC
                               as Registrant


                               By           Mary C. Simpson
                                   ---------------------------------------------
                               Name:        Mary C. Simpson
                               Title:       Treasurer (Principal Financial
                                            and Accounting Officer)

                                  Exhibit Index



Exhibit
Number
-------
   3.1      Certificate of Formation (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration
            Statement on Form S-3, File No. 333-30785)*
  3.2       Limited Liability Company Agreement (incorporated by
            reference to the same titled and numbered exhibit to
            the Note Issuer's Registration Statement on Form S-3,
            File No. 333-30785)*
  3.3       Amended and Restated Limited Liability Company
            Agreement (incorporated by reference to the same
            titled exhibit, included as exhibit number 3.4 to the
            Note Issuer's Registration Statement on Form S-3,
            File No.
            333-30785)*
  27        Financial Data Schedule for the six months ended June 30, 2000
  99        Quarterly Servicer's Certificate dated June 16, 2000




----------------

* Incorporated by reference pursuant to Rule 12b-32.