Form 10-Q
period 2000-09-30
SCE FUNDING LLC
filed 2000-11-09
CIK 1041856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------


                                    FORM 10-Q

            THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE  FILING THIS FORM WITH
                         THE REDUCED DISCLOSURE FORMAT.


(Mark One)
|X| Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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

                                 SCE Funding LLC
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                                95-4640661
                     --------                                ----------
           (State or Other Jurisdiction                   (I.R.S. Employer
         of Incorporation or Organization)               Identification No.)


            2244 Walnut Grove Avenue,
          Room 212T, Rosemead, California                       91770
          -------------------------------                       -----
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

Item 1.  Financial Statements

                                 SCE FUNDING LLC
                                 BALANCE SHEETS
                                 (in thousands)


                                                                   September 30,             December 31,
                                                                       2000                      1999
                                                                 -----------------           ------------
                                                                    (Unaudited)

                           ASSETS

Current Assets:
        Cash & equivalents                                        $         1,326           $        1,318
        Restricted funds                                                   39,190                   35,946
        Current portion of note receivable                                247,251                  246,300
        Interest receivable                                                   935                        5
                                                               -----------------------   -----------------------
             Total Current Assets                                         288,702                  283,569
                                                               -----------------------   -----------------------

Other Assets:
        Note receivable - net of discount                               1,545,529                1,712,114
        Unamortized bond issuance costs                                    13,225                   14,593
                                                               -----------------------   -----------------------
             Total Other Assets                                         1,558,754                1,726,707
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,847,456           $    2,010,276
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
        Interest payable                                          $         2,851           $        2,220
        Current portion of long-term debt                                 247,251                  246,300
        Miscellaneous accrued expenses                                         64                       70
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    250,166                  248,590
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,547,664                1,723,552
                                                               -----------------------   -----------------------

Member's equity                                                            49,626                   38,134
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,847,456           $    2,010,276
                                                               =======================   =======================


    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
             STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   (Unaudited)
                                 (in thousands)


                                                                                9 Months Ended
                                                                                  September 30,
                                                            -------------------------------------------------------
                                                                     2000                            1999
                                                            ------------------------         ----------------------

OPERATING REVENUES:
        Interest Income                                          $         94,236               $       104,350
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       94,236                       104,350
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   91,905                       103,001
        Other Expenses                                                      3,686                         4,129
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      95,591                       107,130
                                                             ------------------------       ------------------------

             Net Loss                                                      (1,355)                       (2,780)

        Member's Equity, beginning of period                               38,134                        23,167
        Member Contributions- net                                          12,847                        16,993
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         49,626               $        37,380
                                                             ========================       ========================


















    The accompanying notes are an integral part of these financial statements

                                 SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   9 Months Ended
                                                                                   September 30,
                                                                 ---------------------------------------------------
                                                                          2000                       1999
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $      (1,355)            $      (2,780)
Adjustment for non-cash items:
     Amortization                                                                 1                         2
Changes in working capital:
     Restricted funds                                                        (3,244)                  (14,878)
     Receivables                                                               (930)                    1,511
     Interest payable                                                           631                       (33)
     Accounts payable and other current liabilities                              (6)                     (494)
                                                                 ------------------------   ------------------------
Net Cash Provided by Operating Activities                                    (4,903)                  (16,672)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (174,989)                 (178,280)
     Equity contributions from SCE                                           12,847                    16,993
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (162,142)                 (161,287)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   167,053                   178,280
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   167,053                   178,280
                                                                 ------------------------   ------------------------

Net increase in cash and equivalents                                              8                       321
Cash and equivalents, beginning of period                                     1,318                       183
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,326             $         504
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

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the nine month period ended September 30, 2000, the income generated from the Transition Property was $94 million compared to $104 million for the same period in 1999. The decrease is due to lower FTA Charges per kilowatt hour, effective October 1999. Interest expense for the nine months ended September 30, 2000 was $92 million compared to $103 million for the same period in 1999, and includes interest on the Notes and the amortization of debt issuance costs. The decrease is due to a lower outstanding principal balance on the rate reduction notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: June through August 2000 (dated September 18, 2000), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges. As noted therein on line 4e, collections of FTA Charges and interest earnings on FTA collections (the General Subaccount Balance) totaled $102.2 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes ($92.7 million) for the scheduled Note payment date (September 25, 2000) and provide additional funding of approximately $9.5 million for deposit into various sub-accounts of the Note Issuer.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: June 2000 through August 2000 (dated September 25, 2000), delivered pursuant to the Note Indenture, which includes information relating to the collection of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  See the Exhibit Index of this report below.

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 2000.

          The Note Issuer did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2000        SCE FUNDING LLC
                                as Registrant


                                By         Mary C. Simpson
                                    -------------------------------------------
                                Name:      Mary C. Simpson
                                Title:     Treasurer (Principal Financial and
                                           Accounting Officer)

                                  Exhibit Index



Exhibit
Number
-------
  3.1 Certificate of Formation (incorporated by reference to the same titled and numbered exhibit to the Note Issuer's Registration Statement on Form S-3, File No. 333-30785)*
  3.2      Limited Liability Company Agreement (incorporated by
           reference to the same titled and numbered exhibit to
           the Note Issuer's Registration Statement on Form S-3,
           File No. 333-30785)*
  3.3      Amended and Restated Limited Liability Company
           Agreement (incorporated by reference to the same
           titled exhibit, included as exhibit number 3.4 to the
           Note Issuer's Registration Statement on Form S-3,
           File No.
           333-30785)*
  27       Financial Data Schedule for the nine months ended September 30, 2000
  99       Quarterly Servicer's Certificate dated September 18, 2000




----------------

* Incorporated by reference pursuant to Rule 12b-32.