Form 10-K
period 2000-12-31
SCE FUNDING LLC
filed 2001-03-30
CIK 1041856

=======================================================================================================================================
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549
---------------------------------------------------------------------------------------------------------------------------------------

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
      For the fiscal year ended December 31, 2000.
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

                              Securities registered pursuant to Section 12(b) of the Act: None

                                 Securities registered pursuant to Section 12(g) of the Act:

 California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 Rate Reduction Certificates, Series 1997-1: Class
   A-3 6.17% Certificates; Class A-4 6.22% Certificates; Class A-5 6.28% Certificates; Class A-6 6.38% Certificates; Class A-7 6.42%
        Certificates, maturing serially from 2001 to 2009, and underlying SCE Funding LLC Notes of the same respective classes
---------------------------------------------------------------------------------------------------------------------------------------
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
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K:  [X]
   The aggregate market value of the voting and non-voting  common equity held by  non-affiliates of the registrant as of March 1, 2001 was $0.
                                                 DOCUMENTS INCORPORATED BY REFERENCE.
=======================================================================================================================================
Not applicable.
=======================================================================================================================================

                                                                PART I

Item 1.  Business.

         General

SCE Funding LLC (Note Issuer) is a special purpose, single member limited liability company organized under the laws of the State of
Delaware.  Southern California Edison Company (SCE), as the sole member of the Note Issuer, owns all of the equity securities of the
Note Issuer.  The principal executive office of the Note Issuer is located at 2244 Walnut Grove Avenue, Room 212T, Rosemead,
California 91770.  Its telephone number is (626) 302-1850.  The Note Issuer was organized in June 1997 for the limited purposes of owning the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities.  The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of SCE in the event SCE becomes subject to such a proceeding.

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

In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property (Servicer), to seek, and the Financing
Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs.  On August 18,
2000, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing stating that because of the changes in FTA charges effective October 1, 1999, no further FTA Charge adjustments were necessary at such time.  On December 15, 2000, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  The filing decreased the FTA Charges for residential customers by 12%, from 1.235 cents to 1.089 cents per kilowatt hour, and for small commercial customers by 12%, from 1.306 to 1.152 cents per kilowatt hour, effective January 1, 2001.

Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by
Standard & Poor's or P-1 or better by Moody's Investors Service, the Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer.  Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8, 2001.  SCE's current short-term ratings are C by Standard & Poor's and Not Prime by Moody's.

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

Item 3.  Legal Proceedings.

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 2000.

                                                                PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Note Issuer's equity securities.  All of the Note Issuer's equity is owned by
SCE.  The Note Issuer's equity securities, or membership interests, were sold to SCE in June 1997 in exchange for an initial capital contribution of $5,000.  SCE has made capital contributions to the Note Issuer aggregating $10,320,000 as of December 31, 2000, net of distributions made from time to time from the Note Issuer to SCE.  The sale of the Note Issuer's membership interests to SCE was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  The Note Issuer has made no other sales of unregistered securities.

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note
Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding.  As of December 31, 2000, the original principal amount of all series of Notes which then remained outstanding was $1,909,448,132.

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

In 2000, income generated from the Transition Property was $124 million compared with $138 million in 1999.  The decrease is due to lower authorized FTA charges per kilowatt hour during 2000.  Interest expense in 2000 was $121 million compared to $136 million in
1999.  The decrease is due to lower outstanding balances on the rate reduction notes.  Interest expense includes interest on the
Notes, amortization of debt issuance costs and the discount on the Notes.

During the twelve months ending December 31, 2000, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $380 million.  Collections of FTA Charges totaled $375 million and were sufficient to cover 100% of the scheduled quarterly payments on the Notes and provide additional funding of approximately $3.5 million for deposit to a reserve sub-account.
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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-7 of this report and are incorporated herein by reference.  In addition, attached with respect to the Note Issuer and the Trust as Exhibits
99.1, 99.2, and 99.3 are an Annual Statement summarizing certain information with respect to collections from the Transition Property and payments on the Notes and Certificate, an Annual Certificate of Compliance with respect to the Servicer's activities, and the
Quarterly Servicer's Certificate for the collection periods September 2000 through November 2000 (dated December 19, 2000).

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

(b)      Reports on 8-K.

None.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2001.

                                                          SCE FUNDING LLC
                                                              as Registrant

                                                          By:          W. James Scilacci
                                                                 ----------------------------------------------
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
                          Signature                                       Title                       Date
                          ---------                                       -----                       ----

W. James Scilacci                                                 Director and President         March 30, 2001
---------------------------------------                            (Principal Executive
W. James Scilacci                                                        Officer)

Mary C. Simpson                                                   Director and Treasurer         March 30, 2001
---------------------------------------                         (Principal Financial and
Mary C. Simpson                                                    Accounting Officer)

Anand Maniktala                                                          Director                March 30, 2001
---------------------------------------
Anand Maniktala

                                                                      Exhibit Index
                                                                      -------------

                                                                                                       Sequential
                                                                                                        Numbered
     Exhibit                                                                                             Exhibit
     Number                                                                                               Page
     ------                                                                                               ----

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
      99.1                 Annual Statement
      99.2                 Annual Certificate of Compliance
      99.3                 Quarterly Servicer's Certificate

Report of Independent Public Accountants

To the Members of SCE Funding LLC:

We have audited the accompanying balance sheets of SCE Funding LLC (a Delaware Limited Liability Company) as of December 31, 2000 and
1999 and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE Funding LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                              ARTHUR ANDERSEN LLP
                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 29, 2001

Item 8. Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                  (in thousands)
                                                As of December 31,

                           ASSETS                                       2000                        1999
                           ------                                       ----                        ----

Current Assets:
     Cash & equivalents                                        $        2,485           $          1,318
     Restricted funds                                                      42,085                     35,946
     Current portion of note receivable                                   246,300                    246,300
     Interest receivable                                                       29                          5
                                                             -------------------------------------------------------
         Total Current Assets                                             290,899                    283,569
                                                             -------------------------------------------------------

Other Assets and Deferred Charges:
     Note receivable - net of discount                                  1,475,641                  1,712,114
     Unamortized bond issuance costs                                       12,769                     14,593
                                                             -------------------------------------------------------
         Total Other Assets & Deferred Charges                      1,488,410                  1,726,707
                                                             -------------------------------------------------------

                        Total Assets                           $        1,779,309           $      2,010,276
                                                             =======================================================

              LIABILITIES AND MEMBER'S EQUITY
              -------------------------------

Current Liabilities:
     Interest payable                                          $            3,162           $          2,220
     Current portion of long-term debt                                    246,300                    246,300
     Miscellaneous accrued expenses                                            61                         70
                                                             -------------------------------------------------------
                                                             -------------------------------------------------------
         Total Current Liabilities                                        249,523                    248,590
                                                             -------------------------------------------------------

Long term debt - net of discount                                        1,477,321                  1,723,552
                                                             -------------------------------------------------------

Member's equity                                                            52,465                     38,134
                                                             -------------------------------------------------------

           Total Liabilities and Member's Equity               $        1,779,309           $      2,010,276
                                                             =======================================================

                               The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                  (in thousands)
                                              Year Ended December 31,

                                                            2000                  1999                    1998
                                                            ----                  ----                    ----

OPERATING REVENUE:
   Interest income                                             $124,045             $137,670              $154,279
                                                   ----------------------- -------------------- ---------------------
      Total Operating Revenue                                   124,045              137,670               154,279
                                                   ----------------------- -------------------- ---------------------

OPERATING EXPENSES:
   Interest expense                                             120,727              135,565               152,274
   Other expenses                                                 4,844                5,430                 6,584
                                                   ----------------------- -------------------- ---------------------
      Total Operating Expenses                                  125,571              140,995               158,858
                                                   ----------------------- -------------------- ---------------------

      Net Loss                                                   (1,526)              (3,325)               (4,579)
                                                   ----------------------- -------------------- ---------------------

   Member's Equity- beginning of period                          38,134               23,167                12,981
   Member Contributions - net                                    15,857               18,292                14,765
                                                   ----------------------- -------------------- ---------------------

      Member's Equity, end of period                            $52,465              $38,134                23,167
                                                   ======================= ==================== =====================

                               The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                              STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                              Year Ended December 31,

                                                                  2000                1999              1998
                                                                  ----                ----              ----

Cash flows from Operating Activities:

Net Loss                                                    $    (1,526)        $   (3,325)        $      (4,579)
Adjustments to reconcile net loss to net
cash used by operating activities:

    Amortizations                                                     2                  2                   (30)
Changes in working capital:
     Restricted funds                                            (6,139)           (15,108)               (8,583)
     Receivables                                                    (24)             2,319                 5,839
     Interest payable                                               942                282                (6,204)
     Accounts payable and other current liabilities                  (9)              (496)               (2,816)
                                                            -----------------------------------------------------
Net Cash Used in Operating Activities                            (6,754)           (16,326)              (16,373)
                                                            -----------------------------------------------------

Cash Flows from Financing Activities:
Payment of bond issuance costs                                       --                 --                (2,542)
Payment of principal on rate reduction notes                   (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------
Net Cash Used in Financing Activities                          (246,300)          (246,300)             (248,842)
                                                            -----------------------------------------------------

Cash Flows from Investing Activities:
Note Receivable Collections from SCE                            238,364            245,469               244,017
Equity contributions from Southern California Edison
     Company                                                     15,857             18,292                14,765
                                                            ----------------------------------------------------
Net Cash Provided by Investing Activities                       254,221            263,761               258,782
                                                            ----------------------------------------------------

Net Increase (decrease) in cash and equivalents                   1,167              1,135                (6,433)
Cash and equivalents, beginning of period                         1,318                183                 6,616
                                                            ----------------------------------------------------
Cash and equivalents, end of period                         $     2,485         $    1,318         $         183
                                                            ====================================================

                               The accompanying notes are an integral part of these financial statements

                                                            SCE FUNDING LLC
                                                     NOTES TO FINANCIAL STATEMENTS
                                                           December 31, 2000

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

2.  Summary of Accounting Policies

Cash Equivalents

Cash equivalents include working funds and short-term investments with initial maturities of 90 days or less.

Restricted Funds

SCE Funding LLC is required to maintain funds of approximately 0.5% of the outstanding principal balance of the Notes.  These funds are invested in short-term securities with maturities of 90 days or less.  They are to be used to make scheduled payments on the
Notes to the Trust and to pay other expenses of SCE Funding LLC in the event that collections of the non-bypassable tariffs prove insufficient to make such payments.

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

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value.  In addition to these amounts, at December 31, 2000, SCE Funding LLC had a financial asset (representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $1.7 billion.  The note receivable is carried at cost which approximates fair value.  Fair value is estimated based on brokers' quotes of notes with similar characteristics.  Financial liabilities are recorded at cost, which approximates fair value, and their fair value is based on brokers' quotes.

4.  Long-Term Debt

In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust.  There were originally seven classes of
Notes the first of which ("Class A-1") matured in December 1998 and the second of which ("Class A-2") matured in March 2000.  The remaining five classes of Notes have maturities beginning in 2001 and ending in 2007, with interest rates ranging from 6.17% to
6.42%.  The Notes are secured solely by the Transition Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of SCE or Edison International.  For financial reporting purposes the Transition Property is shown as a note receivable, with the same scheduled maturities and interest rates as the Notes to the Trust (see table below).  Notwithstanding such classification of the Transition Property, the Transition Property has been sold by SCE to SCE Funding LLC.

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the Trustee by SCE as servicer of the Transition Property.  Because of the negative impact the California energy crisis has had on SCE's credit ratings, SCE has, effective January 2001, begun making daily rather than monthly remittances to the trustee.  The debt service requirements include an overcollateralization amount, which will be retained for the benefit of the holders of the Notes.  Any amounts not required for debt service will be returned to SCE Funding LLC.  Scheduled maturities and interest rates for the Notes payable to the Trust at December
31, 2000, are as follows:

                                            Scheduled                Interest              Amount
             Class                        Maturity Date                Rate            (in thousands)
             -----                        -------------                ----             ------------

              A-3                 March 25, 2001                      6.17%                    62,493
              A-4                 March 25, 2002                      6.22%                   246,030
              A-5                 September 25, 2003                  6.28%                   360,645
              A-6                 September 25, 2006                  6.38%                   739,988
              A-7                 December 26, 2007                   6.42%                   314,944
                                                                                           ----------
                                                                                           $1,724,100
                                   Less:  Current Maturities                                (246,300)
                                   Less:  Unamortized Discount                                  (479)
                                                                                          ----------
                                   Long-Term Debt                                          $1,477,321
                                                                                            =========

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the Transition Property of
SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC.  SCE Funding
LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers.  SCE Funding LLC incurred a total of $4.8 million in servicing, administration and trustee fees in 2000.  SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

The Trust was created solely for the purpose of purchasing the Notes from SCE Funding LLC, issuing the Certificates, and applying the payments received in respect of the Notes to the payment of interest and principal in respect of the Certificates.  Under the Trust
Agreement, Bankers Trust Company, the Certificate Trustee, is responsible for purchasing the Notes and authenticating and delivering the Certificates to the investors.  Bankers Trust Company Delaware, the Delaware Trustee, is responsible for the maintenance of all records that are necessary to form and maintain the existence of the Trust.  All fees and expenses of the Certificate Trustee and the
Delaware Trustee are paid by SCE Funding LLC.