Form 10-Q
period 2001-03-31
SCE FUNDING LLC
filed 2001-05-14
CIK 1041856

====================================================================================================================================

====================================================================================================================================
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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2001.

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
file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES   |X|   NO
                                                                                                              -----     ---

                                                               PART I

Item 1.  Financial Statements

                                                          SCE FUNDING LLC
                                                           BALANCE SHEETS
                                                           (in thousands)

                                                                     March 31,               December 31,
                                                                       2001                      2000
                                                                 -----------------          -----------------

                           ASSETS
                           ------

Current Assets:
        Cash & equivalents                                        $     1,437           $        2,485
        Restricted funds                                                    3,321                   42,085
        Current portion of note receivable                                246,030                  246,300
        Interest receivable                                                    15                       29
                                                               -----------------------   -----------------------
             Total Current Assets                                         250,803                  290,899
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                               1,427,502                1,475,641
        Unamortized bond issuance costs                                    12,313                   12,769
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                    1,439,815                1,488,410
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,690,618           $    1,779,309
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $         3,595           $        3,162
        Current portion of long-term debt                                 246,030                  246,300
        Miscellaneous accrued expenses                                         59                       61
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    249,684                  249,523
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,388,597                1,477,321
                                                               -----------------------   -----------------------

Member's equity                                                            52,337                   52,465
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,690,618           $    1,779,309
                                                               =======================   =======================

                             The accompanying notes are an integral part of these financial statements

                                                          SCE FUNDING LLC
                                      STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                            (Unaudited)
                                                           (in thousands)

                                                                                3 Months Ended
                                                                                    March 31,
                                                            -------------------------------------------------------
                                                                     2001                            2000
                                                            ------------------------      -------------------------

OPERATING REVENUES:
        Interest Income                                          $         28,690               $        32,239
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       28,690                        32,239
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   27,882                        31,526
        Other Expenses                                                      1,102                         1,268
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      28,984                        32,794
                                                             ------------------------       ------------------------

             Net Loss                                                        (294)                         (555)

        Member's Equity, beginning of period                               52,465                        38,134
        Member Contributions- net                                             166                         1,257
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         52,337               $        38,836
                                                             ========================       ========================

                             The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS

                                                  (in thousands)

                                                                                   3 Months Ended
                                                                                     March 31,
                                                                 ---------------------------------------------------
                                                                          2001                       2000
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (294)            $        (555)
Adjustment to reconcile net loss to net
cash provided by operating activities:
     Restricted funds                                                        38,764                     5,947
     Receivables                                                                 14                        (8)
     Interest payable                                                           433                       250
     Accounts payable and other current liabilities                              (2)                       (3)
                                                                 ------------------------   ------------------------
Net Cash Provided by Operating Activities                                    38,915                     5,631
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                           (62,493)                  (60,951)
     Fund held by trustee                                                   (26,518)                        -
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                       (89,011)                  (60,951)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    48,882                    54,061
     Equity contributions from SCE                                              166                     1,257
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    49,048                    55,318
                                                                 ------------------------   ------------------------

Net decrease in cash and equivalents                                         (1,048)                       (2)
Cash and equivalents, beginning of period                                     2,485                     1,318
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,437             $       1,316
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

         SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q.  Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in SCE Funding LLC's 2000 Annual Report on
Form 10-K.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the
Notes and the Certificates, and the rate of delinquencies and write-offs.  On August 18, 2000, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing stating that because of the changes in FTA charges effective October 1, 1999, no further FTA Charge adjustments were necessary at such time.  On December 15, 2000, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  The filing, effective January 1, 2001, decreased the FTA Charges by 12%, from 1.235 cents to 1.089 cents per kilowatt hour for residential customers and from 1.306 cents to 1.152 cents per kilowatt hour for small commercial customers.

         Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by Standard & Poor's or P-1 or better by Moody's Investors Service, the Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer.  Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8, 2001.  SCE's current short-term ratings are D by Standard
& Poor's and Not Prime by Moody's.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the
Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the three month period ended March
31, 2001, the income generated from the Transition Property was $29 million compared to $32 million for the same period in 2000.
The decrease is due to lower FTA Charges per kilowatt hour, effective January 1, 2001.  Interest expense for the three months ended March 31, 2001 was $28 million compared to $32 million for the same period in 2000, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance on the rate reduction notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: December 2000 through February
2001 (dated March 15, 2001), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.  As noted therein on line 4e, collections of FTA Charges and interest earnings on FTA collections (the General
Subaccount Balance) totaled $86.9 million and were sufficient to pay 95% of all scheduled distributions and related expenses on the Notes ($91.2 million) for the scheduled Note payment date (March 26, 2001) and required a principal withdrawal of approximately $4.3 million from a previously established reserve sub-account.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection periods: December 2000 through February 2001 (dated March 15, 2001), delivered pursuant to the Note Indenture, which includes information relating to the collection of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended March 31, 2001.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                                             SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2001                                      SCE FUNDING LLC
                                                          as Registrant

                                                          By           Mary C. Simpson
                                                              -----------------------------------------------------
                                                          Name:        Mary C. Simpson
                                                          Title:       Treasurer (Principal Financial and
                                                                       Accounting Officer)

LW00368977

                                                           Exhibit Index
                                                           -------------

Exhibit
Number
------
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
                           333-30785)*
       99                  Quarterly Servicer's Certificate dated March 15, 2001

----------------

*  Incorporated by reference pursuant to Rule 12b-32.