Form 10-Q
period 2001-06-30
SCE FUNDING LLC
filed 2001-08-13
CIK 1041856

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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2001.

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
file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES   |X|   NO
                                                                                                              -----     ---

                                                               PART I

Item 1.  Financial Statements

                                                          SCE FUNDING LLC
                                                           BALANCE SHEETS
                                                           (in thousands)

                                                                     June 30,                December 31,
                                                                       2001                      2000
                                                                 -----------------          -----------------

                           ASSETS
                           ------

Current Assets:
        Cash & equivalents                                        $         1,438           $        2,485
        Restricted funds                                                   53,182                   42,085
        Current portion of note receivable                                246,458                  246,300
        Interest receivable                                                    18                       29
                                                               -----------------------   -----------------------
             Total Current Assets                                         301,096                  290,899
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                               1,382,443                1,475,641
        Unamortized bond issuance costs                                    11,857                   12,769
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                    1,394,300                1,488,410
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,695,396           $    1,779,309
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $         1,571           $        3,162
        Current portion of long-term debt                                 246,458                  246,300
        Miscellaneous accrued expenses                                     30,361                       61
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    278,390                  249,523
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,364,809                1,477,321
                                                               -----------------------   -----------------------

Member's equity                                                            52,197                   52,465
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,695,396           $    1,779,309
                                                               =======================   =======================

                             The accompanying notes are an integral part of these financial statements

                                                          SCE FUNDING LLC
                                      STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                            (Unaudited)
                                                           (in thousands)

                                                                                6 Months Ended
                                                                                    June 30,
                                                            -------------------------------------------------------
                                                                     2001                            2000
                                                            ------------------------      -------------------------

OPERATING REVENUES:
        Interest Income                                          $         56,391               $        63,688
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       56,391                        63,688
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   54,655                        62,122
        Other Expenses                                                      2,170                         2,489
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      56,825                        64,611
                                                             ------------------------       ------------------------

             Net Loss                                                        (434)                         (923)

        Member's Equity, beginning of period                               52,465                        38,134
        Member Contributions- net                                             166                         2,783
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         52,197               $        39,994
                                                             ========================       ========================

                             The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS

                                                  (in thousands)

                                                                                   6 Months Ended
                                                                                      June 30,
                                                                 ---------------------------------------------------
                                                                          2001                       2000
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (434)            $        (923)
Adjustments to reconcile net loss to net
cash provided by operating activities:
     Amortization                                                                 1                         1
     Restricted funds                                                       (11,097)                    5,739
     Interest receivables                                                        11                         1
     Interest payable                                                        (1,591)                      353
     Miscellaneous accrued expenses                                          30,300                        (4)
                                                                 ------------------------   ------------------------
Net Cash Provided by Operating Activities                                    17,190                     5,167
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (112,389)                 (113,179)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (112,389)                 (113,179)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    93,986                   105,243
     Equity contributions from SCE                                              166                     2,783
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    94,152                   108,026
                                                                 ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                              (1,047)                       14
Cash and equivalents, beginning of period                                     2,485                     1,318
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,438             $       1,332
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

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the
Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the six month period ended June
30, 2001, the income generated from the Transition Property was $56 million compared to $64 million for the same period in 2000.
The decrease is due to lower FTA Charges per kilowatt hour, effective January 1, 2001.  Interest expense for the three months ended March 31, 2001 was $55 million compared to $62 million for the same period in 2000, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance on the rate reduction notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: March 2001 through May 2001
(dated June 11, 2001), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA
Charges.  As noted therein on line 4e, collections of FTA Charges and interest earnings on FTA collections (the General Subaccount
Balance) totaled $73.6 million and were sufficient to pay 92% of all scheduled distributions and related expenses on the Notes
($79.9 million) for the scheduled Note payment date (June 25, 2001) and required a principal withdrawal of approximately $6.2 million from a previously established reserve sub-account.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection periods: March 2001 through May 2001 (dated June 11, 2001), delivered pursuant to the Note Indenture, which includes information relating to the collection of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended June 30, 2001.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                                             SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2001                                   SCE FUNDING LLC
                                                          as Registrant

                                                          By           Mary C. Simpson
                                                              --------------------------------------------
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
                           333-30785)*
       99                  Quarterly Servicer's Certificate dated June 11, 2001

----------------

*  Incorporated by reference pursuant to Rule 12b-32.