Form 10-Q
period 2001-09-30
SCE FUNDING LLC
filed 2001-11-13
CIK 1041856

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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2001.

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
file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES   |X|   NO
                                                                                                              -----     ---

                                                               PART I

Item 1.  Financial Statements

                                                          SCE FUNDING LLC
                                                           BALANCE SHEETS
                                                           (in thousands)

                                                                   September 30,             December 31,
                                                                       2001                      2000
                                                                 -----------------          -----------------

                           ASSETS
                           ------

Current Assets:
        Cash & equivalents                                        $         1,445           $        2,485
        Restricted funds                                                   52,414                   42,085
        Current portion of note receivable                                246,545                  246,300
        Interest receivable                                                    21                       29
                                                               -----------------------   -----------------------
             Total Current Assets                                         300,425                  290,899
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                               1,323,099                1,475,641
        Unamortized bond issuance costs                                    11,401                   12,769
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                    1,334,500                1,488,410
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,634,925           $    1,779,309
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $         1,366           $        3,162
        Current portion of long-term debt                                 246,545                  246,300
        Miscellaneous accrued expenses                                     29,608                       61
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    277,519                  249,523
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,303,459                1,477,321
                                                               -----------------------   -----------------------

Member's equity                                                            53,947                   52,465
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,634,925           $    1,779,309
                                                               =======================   =======================

                             The accompanying notes are an integral part of these financial statements

                                                          SCE FUNDING LLC
                                      STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                            (Unaudited)
                                                           (in thousands)

                                                                                9 Months Ended
                                                                                  September 30,
                                                            -------------------------------------------------------
                                                                     2001                            2000
                                                            ------------------------      -------------------------

OPERATING REVENUES:
        Interest Income                                          $         83,101               $        94,236
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       83,101                        94,236
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   80,610                        91,905
        Other Expenses                                                      3,199                         3,686
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      83,809                        95,591
                                                             ------------------------       ------------------------

             Net Loss                                                        (708)                       (1,355)

        Member's Equity, beginning of period                               52,465                        38,134
        Member Contributions- net                                           2,190                        12,847
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         53,947               $        49,626
                                                             ========================       ========================

                             The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS

                                                  (in thousands)

                                                                                   9 Months Ended
                                                                                   September 30,
                                                                 ---------------------------------------------------
                                                                          2001                       2000
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (708)            $      (1,355)
Adjustments to reconcile net loss to net
cash provided by operating activities:
     Amortization                                                                 1                         1
     Restricted funds                                                       (10,329)                   (3,244)
     Interest receivable                                                          8                      (930)
     Interest payable                                                        (1,796)                      631
     Miscellaneous accrued expenses                                          29,547                        (6)
                                                                 ------------------------   ------------------------
Net Cash Provided (Used) by Operating Activities                             16,723                    (4,903)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (173,668)                 (174,989)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (173,668)                 (174,989)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   153,715                   167,053
     Equity contributions from SCE                                            2,190                    12,847
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   155,905                   179,900
                                                                 ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                              (1,040)                        8
Cash and equivalents, beginning of period                                     2,485                     1,318
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,445             $       1,326
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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the
Notes and the Certificates, and the rate of delinquencies and write-offs.  On December 15, 2000, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  The filing, effective January 1, 2001, decreased the FTA Charges by 12%, from
1.235 cents to 1.089 cents per kilowatt hour for residential customers and from 1.306 cents to 1.152 cents per kilowatt hour for small commercial customers.  On August 17, 2001, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing stating that because of the changes in FTA charges effective January 1, 2001, no further FTA Charge adjustments were necessary at such time.

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

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the
Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the nine month period ended
September 30, 2001, the income generated from the Transition Property was $83 million compared to $94 million for the same period in 2000.  The decrease is due to lower FTA Charges per kilowatt hour, effective January 1, 2001.  Interest expense for the nine months ended September 30, 2001 was $81 million compared to $92 million for the same period in 2000, and includes interest on the
Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance on the rate reduction notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection periods: June 2001 through August 2001
(dated September 21, 2001), delivered pursuant to the Note Indenture, which includes information relating to the collections of the FTA Charges.  As noted therein on line 4e, collections of FTA Charges and interest earnings on FTA collections (the General
Subaccount Balance) totaled $81.8 million and were sufficient to pay 93% of all scheduled distributions and related expenses on the Notes ($88.1. million) for the scheduled Note payment date (September 25, 2001) and required a principal withdrawal of approximately $6.3 million from a previously established reserve sub-account.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection periods: June  2001 through August 2001 (dated September 25, 2001), delivered pursuant to the Note Indenture, which includes information relating to the collection of the FTA Charges.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended September 30, 2001.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                                             SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2001                                 SCE FUNDING LLC
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
                           333-30785)*
       99                  Quarterly Servicer's Certificate dated September 25, 2001

----------------

*  Incorporated by reference pursuant to Rule 12b-32.