Form 10-K
period 2001-12-31
SCE FUNDING LLC
filed 2002-03-28
CIK 1041856

======================================================================================================================
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549
----------------------------------------------------------------------------------------------------------------------

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
      For the fiscal year ended December 31, 2001.
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
                                                                                  --------------

                              Securities registered pursuant to Section 12(b) of the Act: None

                                 Securities registered pursuant to Section 12(g) of the Act:

   California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1 Rate Reduction Certificates,
  Series 1997-1: Class A-5 6.28% Certificates; Class A-6 6.38% Certificates; Class A-7 6.42% Certificates, maturing serially from 2003 to 2009, and underlying SCE Funding LLC Notes of the same respective classes
----------------------------------------------------------------------------------------------------------------------
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
   Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein,  and  will not be  contained,  to the best of  registrant's  knowledge,  in  definitive  proxy or  information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [X]
   The aggregate market value of the voting and non-voting  common equity held by  non-affiliates of the registrant as of March 1, 2002 was $0.
                                         DOCUMENTS INCORPORATED BY REFERENCE.
Not applicable.
======================================================================================================================

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

In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the
Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property (Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA
Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs.  On December 18, 2001, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  The filing increased the FTA Charges for residential customers by
12%, from 1.089 cents to 1.222 cents per kilowatt hour, and for small commercial customers by 12%, from 1.152 to
1.292 cents per kilowatt hour, effective January 1, 2002.

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

Item 3.  Legal Proceedings.

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 2001.

                                                       PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Note Issuer's equity securities.  All of the Note Issuer's equity is owned by SCE.  The Note Issuer's equity securities, or membership interests, were sold to SCE in June 1997 in exchange for an initial capital contribution of $5,000.  SCE has made capital contributions to the Note Issuer aggregating $8,320,000 as of December 31, 2001, net of distributions made from time to time from the Note Issuer to
SCE.  The sale of the Note Issuer's membership interests to SCE was exempt from registration under the Securities
Act of 1933, as amended, pursuant to Section 4(2) thereof.  The Note Issuer has made no other sales of unregistered securities.

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing there under and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding.  As of December 31, 2001, the original principal amount of all series of Notes which then remained outstanding was $1,661,607,334.

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

In 2001, income generated from the Transition Property was $109 million compared with $124 million in 2000.  The decrease is due to reduced sales and lower authorized FTA Charges per kilowatt hour during 2001.  Interest expense in 2001 was $106 million compared to $121 million in 2000.  The decrease is due to lower outstanding balances on the
Notes.  Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the
Notes.

Conservation efforts in response to the energy crisis in 2001 resulted in a decrease in demand for electricity.  As a result, cash collections during 2001 were not sufficient to cover scheduled distributions.  During 2001, $28.7 million was paid from various reserve accounts to cover scheduled distributions.

During the twelve months ending December 31, 2001, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $316 million.  Collections of FTA Charges totaled $317 million.  Scheduled distributions in 2001 were $355 million.  Collections were sufficient to cover approximately 89% of the scheduled payments on the Notes.  Prior period overcollections were used to cover scheduled distributions in 2001.  Interest earnings on restricted and unrestricted funds and previous period overcollections deposited to various restricted accounts are used to assist with making the scheduled payments on the rate reduction notes.

An increase in the FTA Charges went into effect on January 1, 2002.  The outstanding balance of the Notes payable to
Note holders at December 31, 2001, is $1.67 billion.  The required capital reserve in the Capital Subaccount under the Indenture is $8.3 million (0.5% of the outstanding balance of the Notes).  The balance in the Capital Subaccount as shown in Exhibit 99.1 is $11.3 million.  Management of the Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.

The increase in miscellaneous accrued expenses in 2001 is due to accelerated cash remittances by SCE.  Effective
January 1, 2001, because of lower credit ratings, SCE was required to begin making daily rather than monthly remittances to the collection account maintained with the trustee for the Notes.  The result is an acceleration of cash collections.  These accelerated payments represent future commitments to be paid upon the liquidation of the
Notes.

         Forward-looking Information

In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and
elsewhere in this annual report, the Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially as a result of such important factors as the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of FTA
Charges or payment of Notes or Certificates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer or the Trust.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-7 of this report and are incorporated herein by reference.  In addition, attached with respect to the Note
Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement (unaudited) summarizing certain information with respect to collections from the Transition Property and payments on the Notes and Certificate, an Annual Certificate of Compliance (unaudited) with respect to the Servicer's activities, and the Quarterly Servicer's Certificate (unaudited) for the collection periods September 2001 through
November 2000 (dated December 12, 2001).

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

(b)      Reports on 8-K.

None.

                                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2002.

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
                          Signature                                       Title                       Date
                          ---------                                       -----                       ----

W. James Scilacci                                                 Director and President         March 28, 2002
---------------------------------------------------------------    (Principal Executive
W. James Scilacci                                                        Officer)

Mary C. Simpson                                                   Director and Treasurer         March 28, 2002
---------------------------------------------------------------  (Principal Financial and
Mary C. Simpson                                                    Accounting Officer)

Anand Maniktala                                                          Director                March 28, 2002
---------------------------------------------------------------
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
      23.1                 Consent of Arthur Andersen LLP
      99.1                 Annual Statement (Unaudited)
      99.2                 Annual Certificate of Compliance
      99.3                 Quarterly Servicer's Certificate (Unaudited)
      99.4                 Letter to United States Securities and Exchange Commission Regarding
                           the Issuer's Independent Public Accountants, Arthur Andersen LLP

Report of Independent Public Accountants

To the Members of SCE Funding LLC:

We have audited the accompanying balance sheets of SCE Funding LLC (a Delaware Limited Liability Company) as of
December 31, 2001 and 2000 and the related statements of operations and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCE Funding LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                              ARTHUR ANDERSEN LLP
                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 2002

Item 8. Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                As of December 31,
                                                  (in thousands)
                                                  --------------

                           ASSETS                                           2001                        2000
                           ------                                           ----                        ----

Current Assets:
     Cash and equivalents                                      $            1,443           $           2,485
     Restricted funds                                                      34,812                      42,085
     Current portion of note receivable                                   246,300                     246,300
     Interest receivable                                                       20                          29
                                                             -------------------------------------------------------
         Total Current Assets                                             282,575                     290,899
                                                             -------------------------------------------------------

Other Assets and Deferred Charges:
     Note receivable - net of discount                                  1,270,993                   1,475,641
     Unamortized bond issuance costs                                       10,945                      12,769
                                                             -------------------------------------------------------
         Total Other Assets and Deferred Charges                        1,281,938                   1,488,410
                                                             -------------------------------------------------------

                        Total Assets                           $        1,564,513           $      1,779,309
                                                             =======================================================

              LIABILITIES AND MEMBER'S EQUITY
              -------------------------------

Current Liabilities:
     Interest payable                                          $            1,305           $           1,517
     Current portion of long-term debt                                    246,300                     246,300
     Miscellaneous accrued expenses                                        31,202                       1,706
                                                             -------------------------------------------------------
         Total Current Liabilities                                        278,807                     249,523
                                                             -------------------------------------------------------

Long term debt - net of discount                                        1,231,090                   1,477,321
                                                             -------------------------------------------------------

Member's equity                                                            54,616                      52,465
                                                             -------------------------------------------------------

           Total Liabilities and Member's Equity               $        1,564,513           $       1,779,309
                                                             =======================================================

                      The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                              Year Ended December 31,
                                                  (in thousands)

                                                            2001                  2000                  1999

OPERATING REVENUE:
   Interest income                                             $108,814             $124,045              $137,670
                                                   ----------------------- -------------------- ---------------------
      Total Operating Revenue                                   108,814              124,045               137,670
                                                   ----------------------- -------------------- ---------------------

OPERATING EXPENSES:
   Interest expense                                             105,604              120,727               135,565
   Other expenses                                                 4,197                4,844                 5,430
                                                   ----------------------- -------------------- ---------------------
      Total Operating Expenses                                  109,801              125,571               140,995
                                                   ----------------------- -------------------- ---------------------

      Net Loss                                                     (987)              (1,526)               (3,325)
                                                   ----------------------- -------------------- ---------------------

   Member's Equity - beginning of year                           52,465               38,134                23,167
   Member Contributions -- net                                    3,138               15,857                18,292
                                                   ----------------------- -------------------- ---------------------
      Member's Equity, end of year                              $54,616              $52,465               $38,134
                                                   ======================= ==================== =====================

                      The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                              STATEMENTS OF CASH FLOWS
                                              Year Ended December 31,
                                                   (in thousands)

                                                                    2001                2000              1999
                                                                    ----                ----              ----

Cash flows from Operating Activities:

Net Loss                                                    $      (987)        $   (1,526)        $      (3,325)
Adjustments to reconcile net loss to net
cash used by operating activities:

    Amortizations                                                     2                  2                     2
Changes in working capital:
     Restricted funds                                             7,273             (6,139)              (15,108)
     Interest Receivables                                             9                (24)                2,319
     Interest payable                                              (212)              (211)                 (210)
     Miscellaneous accrued expenses                              29,496              1,144                    (4)
                                                            -----------------------------------------------------
Net Cash Provided (Used) in Operating Activities                 35,581             (6,754)              (16,326)
                                                            -----------------------------------------------------

Cash Flows from Financing Activities:
Payment of principal on rate reduction notes                   (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------
Net Cash Used in Financing Activities                          (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------

Cash Flows from Investing Activities:
Note Receivable Collections from SCE                            206,539            238,364               245,469
Equity contributions from Southern California Edison
     Company                                                      3,138             15,857                18,292
                                                            ----------------------------------------------------
Net Cash Provided by Investing Activities                       209,677            254,221               263,761
                                                            ----------------------------------------------------

Net (decrease) Increase in cash and equivalents                  (1,042)             1,167                 1,135
Cash and equivalents, beginning of period                         2,485              1,318                   183
                                                            ----------------------------------------------------
Cash and equivalents, end of period                         $     1,443         $    2,485         $       1,318
                                                            ====================================================

Cash payments for interest                                  $   103,771         $  119,045         $     133,882
----------------------------------------------------------------------------------------------------------------

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

Miscellaneous accrued expenses

Effective January 1, 2001, because of lower credit ratings, SCE was required to begin making daily rather than monthly remittances to the collection account maintained with the trustee for the Notes.  The result is an acceleration of cash collections.  These accelerated payments represent future commitments to be paid upon the liquidation of the Notes and are classified as miscellaneous accrued expenses on the financial statements.

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
In addition to these amounts, at December 31, 2001, SCE Funding LLC had a financial asset (representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $1.5 billion.  The note receivable is carried at cost which approximates fair value.  Fair value is estimated based on brokers' quotes of notes with similar characteristics.  Financial liabilities are recorded at cost, which approximates fair value, and their fair value is based on brokers' quotes.

4.  Long-Term Debt

In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust.  There were originally seven classes of Notes.  The first four classes of Notes (Classes A-1 through A-4) matured in December 1998, and
March 2000, 2001, and 2002, respectively.  The remaining three classes of Notes have maturities beginning in 2003 and ending in 2007, with interest rates ranging from 6.28% to 6.42%.  The Notes are secured solely by the Transition
Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of SCE or Edison International.  For financial reporting purposes the Transition
Property is shown as a note receivable, with the same scheduled maturities and interest rates as the Notes to the
Trust (see table below).  Notwithstanding such classification of the Transition Property, the Transition Property
has been sold by SCE to SCE Funding LLC.

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the Trustee by
SCE as servicer of the Transition Property.  Because of the negative impact the California energy crisis has had on
SCE's credit ratings, SCE has, effective January 2001, begun making daily rather than monthly remittances to the trustee.  The debt service requirements include an overcollateralization amount, which will be retained for the benefit of the holders of the Notes.  Any amounts not required for debt service will be returned to SCE Funding
LLC.  Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 2001, are as follows:

                                            Scheduled                Interest              Amount
             Class                        Maturity Date                Rate            (in thousands)
             -----                        -------------                ----             ------------

              A-4                 March 25, 2002                      6.22%                    62,223
              A-5                 September 25, 2003                  6.28%                   360,645
              A-6                 September 25, 2006                  6.38%                   739,988
              A-7                 December 26, 2007                   6.42%                   314,944
                                                                                           ----------
                                                                                           $1,477,800
                                Less:  Current Maturities                                    (246,300)
                                Less:  Unamortized Discount                                      (410)
                                                                                           ----------
                                Long-Term Debt Net of Discount                             $1,231,090
                                                                                           ==========

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the
Transition Property of SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC.  SCE Funding LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers.  SCE Funding LLC incurred a total of $4.2 million in servicing, administration and trustee fees in 2001.  SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

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