Form 10-Q
period 2002-03-31
SCE FUNDING LLC
filed 2002-05-10
CIK 1041856

======================================================================================================================

======================================================================================================================
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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2002.

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
past 90 days.  YES   |X|   NO
                    -----     ------

                                                        PART I

Item 1.  Financial Statements

                                                   SCE FUNDING LLC
                                                    BALANCE SHEETS
                                                    (in thousands)

                                                                     March 31,               December 31,
                                                                       2002                      2001
                                                                 -----------------          -----------------
                                                                  (Unaudited)

                           ASSETS
                           ------

Current Assets:
        Cash & equivalents                                        $         1,419           $        1,443
        Restricted funds                                                   28,390                   34,812
        Current portion of note receivable                                246,318                  246,300
        Interest receivable                                                    35                       20
                                                               -----------------------   -----------------------
             Total Current Assets                                         276,162                  282,575
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                               1,214,514                1,270,993
        Unamortized bond issuance costs                                    10,489                   10,945
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                    1,225,003                1,281,938
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,501,165           $    1,564,513
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $         1,251           $        1,305
        Current portion of long-term debt                                 246,318                  246,300
        Miscellaneous accrued expenses                                     29,582                   31,202
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    277,151                  278,807
                                                               -----------------------   -----------------------

Long term debt - net of discount                                        1,168,867                1,231,090
                                                               -----------------------   -----------------------

Member's equity                                                            55,147                   54,616
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,501,165           $    1,564,513
                                                               =======================   =======================

                      The accompanying notes are an integral part of these financial statements

                                                   SCE FUNDING LLC
                               STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                     (Unaudited)
                                                    (in thousands)

                                                                                3 Months Ended
                                                                                    March 31,
                                                            -------------------------------------------------------
                                                                     2002                            2001
                                                            ------------------------      -------------------------

OPERATING REVENUES:
        Interest Income                                          $         24,508               $         28,690
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       24,508                         28,690
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   23,907                         27,882
        Other Expenses                                                        980                          1,102
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      24,887                         28,984
                                                             ------------------------       ------------------------

             Net Loss                                                        (379)                          (294)

        Member's Equity, beginning of period                               54,616                         52,465
        Member Contributions - net                                            910                            166
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         55,147               $         52,337
                                                             ========================       ========================

                      The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   3 Months Ended
                                                                                     March 31,
                                                                 ---------------------------------------------------
                                                                          2002                       2001
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (379)            $         (294)
Adjustment to reconcile net loss to net
cash provided by operating activities:
     Amortization                                                                 1                          -
     Restricted funds                                                         6,422                     38,764
     Other Receivable                                                           (15)                        14
     Interest payable                                                           (54)                        99
     Accounts payable and other current liabilities                          (1,620)                       332
                                                                 ------------------------   ------------------------
Net Cash Provided by Operating Activities                                     4,355                     38,915
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                           (62,223)                   (62,493)
     Fund held by trustee                                                         -                    (26,518)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                       (62,223)                   (89,011)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    56,934                     48,882
     Equity contributions from SCE                                              910                        166
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    57,844                     49,048
                                                                 ------------------------   ------------------------

Net decrease in cash and equivalents                                            (24)                    (1,048)
Cash and equivalents, beginning of period                                     1,443                      2,485
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,419             $        1,437
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

         SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial
Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the
Securities and Exchange Commission.  SCE Funding LLC follows the same accounting policies for interim reporting purposes.  Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.  This quarterly report should be read in conjunction with SCE Funding LLC's Annual Report on
Form 10-K.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q.  Such analysis should be read in conjunction with the
Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in
SCE Funding LLC's 2001 Annual Report on Form 10-K.

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

         The outstanding balance of the Notes payable to the Note holders at March 31, 2002, is $1.4 billion.  The minimum required capital reserve in the Capital Subaccount under the Note Indenture is approximately $7.1 million
(0.5% of the outstanding balance of the Notes).  The balance in the Capital Subaccount as shown in Exhibit 99 (page
3) is approximately $4.7 million and is approximately $2.4 million below the required minimum reserve.  As shown in
Exhibit 99 (page 3), the balance in the Overcollateralization Subaccount is zero, because funds in that subaccount were used to make payments on the Notes during fourth quarter 2001.  The required amount of overcollateralization is approximately $5.2 million.  The next series of Notes is not scheduled for maturity until September 2003.  As previously discussed, the FTA Charges have been increased.  Management of the Note Issuer expects future collections of FTA Charges to be sufficient to cover expenses, make scheduled payments on the Notes on a timely basis, and eventually restore the balances in the Overcollateralization Subaccount and the Capital Subaccount to their minimum required reserve amounts.

         Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by Standard & Poor's or P-1 or better by Moody's Investors Service, the Servicer must remit to the collection account maintained with the trustee for the Notes, the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the
Servicer.  Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8,
2001.  Because SCE currently does not have any short-term debt outstanding, both Moody's and Standard & Poor's withdrew their short-term ratings for SCE on March 1, 2002.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the three month

period ended March 31, 2002, the income generated from the Transition Property was $25 million compared to $29 million for the same period in 2001.  The decrease is due to reduced sales partially offset by higher  FTA Charges per kilowatt hour, effective January 1, 2002.  Interest expense for the three months ended March 31, 2002 was
$24 million compared to $28 million for the same period in 2001, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance on the rate reduction notes.

         The Note Issuer uses collections with respect to the Transition Property to make scheduled principal and interest payments on the Notes.  Interest income earned on the Transition Property is expected to offset (1)
interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, and (3) the fees charged by SCE for servicing the Transition Property and providing administrative services to the Note Issuer.

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period December 2001 through February 2002 (dated March 20, 2002), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on line 4e, collections of FTA Charges and interest earnings thereon (the
General Subaccount Balance) totaled $80.1 million and were sufficient to pay 92% of all scheduled distributions and related expenses on the Notes ($86.7 million) for the scheduled Note payment date (March 26, 2001) and required a principal withdrawal of approximately $6.6 million from the reserve in the Capital Subaccount.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's
Certificate for the collection period December 2001 through February 2002 (dated March 20, 2002), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended March 31, 2002.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                                      SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 2002                                      SCE FUNDING LLC
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
                           333-30785)*
       99                  Quarterly Servicer's Certificate dated March 20, 2002

----------------

*  Incorporated by reference pursuant to Rule 12b-32.