Form 10-Q
period 2002-06-30
SCE FUNDING LLC
filed 2002-08-14
CIK 1041856

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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2002.

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

                                                               PART I

Item 1.  Financial Statements

                                                          SCE FUNDING LLC
                                                           BALANCE SHEETS
                                                           (in thousands)

                                                                     June 30,                   December 31,
                                                                       2002                         2001
                                                              ------------------------   ---------------------------
                                                                    (Unaudited)

                          ASSETS

Current Assets:
        Cash & equivalents                                        $         1,446           $        1,443
        Restricted funds                                                   31,170                   34,812
        Current portion of note receivable                                246,689                  246,300
        Interest receivable                                                    15                       20
                                                               -----------------------   ---------------------------
             Total Current Assets                                         279,320                  282,575
                                                               -----------------------   ---------------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                               1,151,127                1,270,993
        Unamortized bond issuance costs                                    10,033                   10,945
                                                               -----------------------   ---------------------------
             Total Other Assets and Deferred Charges                    1,161,160                1,281,938
                                                               -----------------------   ---------------------------

       Total Assets                                               $     1,440,480           $    1,564,513
                                                               =======================   ===========================

               LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
        Interest payable                                          $         1,205           $        1,305
        Current portion of long-term debt                                 246,689                  246,300
        Miscellaneous accrued expenses                                     20,860                   31,202
                                                               -----------------------   ---------------------------
             Total Current Liabilities                                    268,754                  278,807
                                                               -----------------------   ---------------------------

Long term debt - net of discount                                        1,115,917                1,231,090
                                                               -----------------------   ---------------------------

Member's equity                                                            55,809                   54,616
                                                               -----------------------   ---------------------------

            Total Liabilities and Member's Equity                 $     1,440,480           $    1,564,513
                                                               =======================   ===========================

                             The accompanying notes are an integral part of these financial statements

                                                          SCE FUNDING LLC
                                      STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                            (Unaudited)
                                                           (in thousands)

                                                                                 6 Months Ended
                                                                                    June 30,
                                                             -------------------------------------------------------
                                                                      2002                           2001
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         48,157               $        56,391
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       48,157                        56,391
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   46,854                         54,655
        Other Expenses                                                      1,897                          2,170
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      48,751                         56,825
                                                             ------------------------       ------------------------

             Net Loss                                                        (594)                         (434)

        Member's Equity, beginning of period                               54,616                        52,465
        Member Contributions - net                                          1,787                           166
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         55,809               $        52,197
                                                             ========================       ========================

                             The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   6 Months Ended
                                                                                      June 30,
                                                                 ---------------------------------------------------
                                                                          2002                       2001
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (594)            $         (434)
Adjustment to reconcile net loss to net
cash provided by operating activities:
     Amortization                                                                 1                          1
     Restricted funds                                                         3,642                    (11,097)
     Other Receivable                                                             5                         11
     Interest payable                                                          (100)                    (1,591)
     Miscellaneous accrued expenses                                         (10,342)                    30,300
                                                                 ------------------------   ------------------------
Net Cash (Used) Provided by Operating Activities                             (7,388)                    17,190
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (114,818)                  (112,389)

                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (114,818)                  (112,389)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   120,422                     93,986
     Equity contributions from SCE                                            1,787                        166
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   122,209                     94,152
                                                                 ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                                   3                     (1,047)
Cash and equivalents, beginning of period                                     1,443                      2,485
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,446             $        1,438
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

         The Note Issuer issued $2,463,000,000 in principal amount of the Notes in December 1997 with scheduled maturities ranging from 1 to 10 years and final maturities ranging from 3 to 12 years, pursuant to an indenture with Deutsche Bank National Trust
Company (formerly Bankers Trust Company of California, N.A.), as trustee (Note Indenture).  The Note Issuer also entered into a servicing agreement (Servicing Agreement) with SCE that requires SCE to service the Transition Property on behalf of the Note
Issuer.

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

         As shown in Exhibit 99.1 (page 3), the outstanding balance of the Notes payable to the Note holders at June 30, 2002, is
$1.4 billion.  The minimum required capital reserve in the Capital Subaccount under the Note Indenture at June 30, 2002, is approximately $7.1 million (0.5% of the outstanding principal amount of the currently outstanding Notes before giving effect to any payments).  The balance in the Capital Subaccount as shown in Exhibit 99.1 (page 3) is approximately $4.7 million and is approximately $2.4 million below the required minimum reserve.  The required funding amount for the Overcollateralization
Subaccount through June 2002 is approximately $5.5 million.  The balance in the Overcollateralization Subaccount as shown in
Exhibit 99.1 (page 3) is $3.1 million, and is approximately $2.4 million below the required funding level.  The next series of
Notes is not scheduled for maturity until September 2003.

         As of June 20, 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.

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

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the
Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the six month period ended June
30, 2002, the income generated from the Transition Property was $48 million compared to $56 million for the same period in 2001.
The decrease is due to reduced sales partially offset by higher  FTA Charges per kilowatt hour, effective January 1, 2002.
Interest expense for the six months ended June 30, 2002 was $47 million compared to $55 million for the same period in 2001, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance on the Notes.

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

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection period March 2002 through May 2002
(dated June 17, 2002), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on line
4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $79.1 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes and restore funding of $3.1 million of the
$4.7 million previously withdrawn from the Overcollateralization Subaccount.

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

Item 5. Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the
collection period March 2002 through May 2002 (dated June 17, 2002), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the
Note Indenture.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended June 30, 2002.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                                             SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2002                                   SCE FUNDING LLC
                                                          as Registrant

                                                          By           Mary C. Simpson
                                                              ------------------------------------------------------
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
                           333-30785)*
      99.1                 Quarterly Servicer's Certificate dated June 17, 2002
      99.2                 Statement Pursuant to 18 U.S.C. 1350

----------------

*  Incorporated by reference pursuant to Rule 12b-32.