Form 10-Q
period 2002-09-30
SCE FUNDING LLC
filed 2002-11-13
CIK 1041856

=======================================================================================================================================
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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2002.

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
reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES   X   NO
                                                                                                   -----    -----

                                                                PART I

Item 1.  Financial Statements

                                                            SCE FUNDING LLC
                                                            BALANCE SHEETS
                                                            (in thousands)

                                                                   September 30,                December 31,
                                                                       2002                         2001
                                                              ------------------------   ---------------------------
                                                                    (Unaudited)

                          ASSETS
                          ------

Current Assets:
        Cash & equivalents                                        $         1,446           $        1,443
        Restricted funds                                                   47,373                   34,812
        Current portion of note receivable                                246,683                  246,300
        Interest receivable                                                    24                       20
                                                               -----------------------   ---------------------------
             Total Current Assets                                         295,526                  282,575
                                                               -----------------------   ---------------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                               1,080,998                1,270,993
        Unamortized bond issuance costs                                     9,577                   10,945
                                                               -----------------------   ---------------------------
             Total Other Assets and Deferred Charges                    1,090,575                1,281,938
                                                               -----------------------   ---------------------------

       Total Assets                                               $     1,386,101           $    1,564,513
                                                               =======================   ===========================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $         1,151           $        1,305
        Current portion of long-term debt                                 246,683                  246,300
        Miscellaneous accrued expenses                                     20,658                   31,202
                                                               -----------------------   ---------------------------
             Total Current Liabilities                                    268,492                  278,807
                                                               -----------------------   ---------------------------

Long term debt - net of discount                                        1,054,574                1,231,090
                                                               -----------------------   ---------------------------

Member's equity                                                            63,035                   54,616
                                                               -----------------------   ---------------------------

            Total Liabilities and Member's Equity                 $     1,386,101           $    1,564,513
                                                               =======================   ===========================

                               The accompanying notes are an integral part of these financial statements

                                                            SCE FUNDING LLC
                                        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                              (Unaudited)
                                                            (in thousands)

                                                                                 9 Months Ended
                                                                                 September 30,
                                                             -------------------------------------------------------
                                                                      2002                           2001
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         70,788               $         83,101
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       70,788                         83,101
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   68,968                         80,610
        Other Expenses                                                      2,775                          3,199
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      71,743                         83,809
                                                             ------------------------       ------------------------

             Net Loss                                                        (955)                          (708)

        Member's Equity, beginning of period                               54,616                         52,465
        Member Contributions - net                                          9,374                          2,190
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         63,035               $         53,947
                                                             ========================       ========================

                               The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   9 Months Ended
                                                                                   September 30,
                                                                 ---------------------------------------------------
                                                                          2002                       2001
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (955)            $         (708)
Adjustment to reconcile net loss to net
cash provided by operating activities:
     Amortization                                                                 2                          1
     Restricted funds                                                       (12,561)                   (10,329)
     Other Receivable                                                            (4)                         8
     Interest payable                                                          (154)                    (1,796)
     Miscellaneous accrued expenses                                         (10,545)                    29,547
                                                                 ------------------------   ------------------------
Net Cash (Used) Provided by Operating Activities                            (24,217)                    16,723
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (176,185)                  (173,668)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (176,185)                  (173,668)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   191,031                    153,715
     Equity contributions from SCE                                            9,374                      2,190
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   200,405                    155,905
                                                                 ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                                   3                     (1,040)
Cash and equivalents, beginning of period                                     1,443                      2,485
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,446             $        1,445
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

         SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.  SCE Funding
LLC follows the same accounting policies for interim reporting purposes.  Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.  This quarterly report should be read in conjunction with SCE
Funding LLC's Annual Report on Form 10-K.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs.  On December 18, 2001, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  The filing increased the FTA Charges for residential customers by 12%, from 1.089 cents to 1.222 cents per kilowatt-hour, and for small commercial customers by 12%, from 1.152 to 1.292 cents per kilowatt-hour, effective January 1,
2002.

         Customer conservation efforts stemming from the California energy crisis reduced the demand for electricity by residential and small commercial customers.  This reduced demand resulted in lower than anticipated collections of FTA Charges during 2001 causing a decrease in cash reserves in the various reserve subaccounts under the Note Indenture.  The impact carried over into the first quarter of 2002.  Overall, approximately $35.3 million was withdrawn from the various reserve subaccounts from January 2001 through March 31, 2002.

         In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.

         On August 19, 2002, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.

         As shown in Exhibit 99.1 (page 3), the outstanding balance of the Notes payable to the Note holders at September 30, 2002, is $1.3 billion.  The minimum required capital reserve in the Capital Subaccount under the Note Indenture at September 30, 2002, is approximately $6.8 million (0.5% of the outstanding principal amount of the currently outstanding Notes before giving effect to any payments).  The required funding amount for the Overcollateralization Subaccount through September 2002 is approximately $5.8 million.  Collections of FTA Charges during the quarter ended September 30, 2002 were sufficient to restore the minimum required balances in the Capital and Overcollateralization Subaccounts.  Management of the Note Issuer

expects future collections of FTA Charges to be sufficient to cover expenses and make scheduled payments on the Notes on a timely basis.  The next series of Notes is not scheduled for maturity until September 2003.

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
Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the
Notes, servicing fees to SCE, and incidental investment interest income.  During the nine month period ended September 30, 2002, the income generated from the Transition Property was $71 million compared to $83 million for the same period in 2001.  The decrease is due to reduced sales partially offset by higher FTA Charges per kilowatt-hour, effective January 1, 2002.  Interest expense for the nine months ended September 30, 2002 was $69 million compared to $81 million for the same period in 2001, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance on the Notes.

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

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection period June 2002 through August 2002
(dated September 16, 2002), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the Reserve Subaccounts under the Note Indenture.  As noted therein on line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $92.9 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes and restore funding of $8.9 million (line 5i and 5j) to the Overcollateralization and Capital Subaccounts.

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

Item 4.  Controls and Procedures.

         Not applicable pursuant to Item 307(c) of Regulation S-K, because the Note Issuer is an Asset-Backed Issuer.

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

Item 5.  Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's Certificate for the
collection period June 2002 through August 2002 (dated September 16, 2002), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the
Note Indenture.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended September 30, 2002.

              Date of Report                     Date Filed                     Item(s) Reported
              --------------                     ----------                     ----------------
         September 23, 2002                 September 24, 2002                      5 and 7

                                                              SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2002                                 SCE FUNDING LLC
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
                   333-30785)*
   99.1            Quarterly Servicer's Certificate dated September 16, 2002
   99.2            Statement Pursuant to 18 U.S.C. 1350

----------------

*  Incorporated by reference pursuant to Rule 12b-32.