Form 10-K
period 2002-12-31
SCE FUNDING LLC
filed 2003-03-28
CIK 1041856

                                                            UNITED STATES
                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549
---------------------------------------------------------------------------------------------------------------------------------------

                                                               FORM 10-K

The registrant meets the conditions set forth in General Instruction I 1(a) And (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002.
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
                                                                                  --------------

                              Securities registered pursuant to Section 12(b) of the Act: None

                                 Securities registered pursuant to Section 12(g) of the Act:

---------------------------------------------------------------------------------------------------------------------------------------
                                        California Infrastructure and Economic Development Bank
---------------------------------------------------------------------------------------------------------------------------------------
                                Special Purpose Trust SCE-1 Rate Reduction Certificates, Series 1997-1:
---------------------------------------------------------------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [  ]    No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $0.

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

In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property (Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs.  On December 16, 2002, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  The filing decreased the FTA Charges for residential customers by 11%, from 1.222 cents to 1.085 cents per kilowatt hour, and for small commercial customers by 11%, from 1.292 cents to 1.147 cents per kilowatt hour, effective
January 1, 2003.

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
Through December 31, 2002, it was not necessary to file any such routine quarterly true-up adjustment.

Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by
Standard & Poor's or P-1 or better by Moody's Investors Service, the Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer.  Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8, 2001.  SCE currently does not have any short-term ratings from either Standard & Poor's or
Moody's.

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

Information about collections from the Transition Property and payments in respect of the Notes is included in the Annual Statement
(Unaudited) and the Quarterly Servicer's Certificate (Unaudited) attached hereto as Exhibits 99.1 and 99.3, respectively.

Item 3.  Legal Proceedings.

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 2002.

                                                                PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Note Issuer's equity securities.  All of the Note Issuer's equity is owned by
SCE.  The Note Issuer's equity securities, or membership interests, were sold to SCE in June 1997 in exchange for an initial capital contribution of $5,000.  SCE has made capital contributions to the Note Issuer aggregating $8,320,000 as of December 31, 2002, net of distributions made from time to time from the Note Issuer to SCE.  The sale of the Note Issuer's membership interests to SCE was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  The Note Issuer has made no other sales of unregistered securities.

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note
Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding.  As of December 31, 2002, the original principal amount of all series of Notes (Class A-5 through A-7) which then remained outstanding and is scheduled for liquidation during the years 2003-2007 is $1,415,577,209.

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

In 2002, income generated from the Transition Property was $92 million compared with $109 million in 2001.  The decrease is due to reduced sales stemming from customer conservation efforts which resulted in lower demand for electricity by residential and small commercial customers.  Interest expense in 2002 was $90 million compared to $106 million in 2001.  The decrease is due to lower outstanding balances on the Notes.  Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the Notes.

During the twelve months ending December 31, 2002, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $355 million.  Collection of FTA Charges totaled $351 million.  Scheduled distributions in 2002 were $339 million.
Collections were sufficient to cover 100% of the scheduled payments on the Notes.  Interest earnings on restricted and unrestricted funds and previous period overcollections deposited to various restricted accounts are used to assist with making the scheduled payments on the Notes.

         Forward-looking Information

In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this annual report, the Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially as a result of such important factors as the legal or regulatory proceedings challenging the collection of FTA Charges or payment of Notes or Certificates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer or the Trust.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference.  In addition, attached with respect to the Note Issuer and the Trust as Exhibits
99.1, 99.2, and 99.3 are an Annual Statement (unaudited) summarizing certain information with respect to collections from the
Transition Property and payments on the Notes and Certificate, an Annual Certificate of Compliance (unaudited) with respect to the
Servicer's activities, and the Quarterly Servicer's Certificate (unaudited) for the collection periods September 2002 through
November 2002 (dated December 11, 2002).

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

Not applicable to the Trust.

Item 14.  Controls and Procedures.

Not applicable to the Trust or the Note Issuer.

                                                                PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         1.       Financial Statements.

                  The following financial statements of the Note Issuer and report of independent public accountants are included in
                  Item 8 (Financial Statements and Supplementary Data):

                  Report of Independent Accountants
                  Report of Predecessor Independent Public Accountants (Arthur Andersen)
                  Balance Sheets
                  Statements of Operations and Changes in Member's Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

         2.       Financial Statement Schedule.

                  None.

         3.       Exhibits.

                  See the Exhibit Index of this report below.

(b)      Reports on Form 8-K.

         None.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2003.

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

                          Signature                                       Title                       Date
                          ---------                                       -----                       ----

W. James Scilacci                                                 Director and President         March 27, 2003
---------------------------------------------------------------    (Principal Executive
W. James Scilacci                                                        Officer)

Mary C. Simpson                                                   Director and Treasurer         March 27, 2003
---------------------------------------------------------------  (Principal Financial and
Mary C. Simpson                                                    Accounting Officer)

Anand Maniktala                                                          Director                March 27, 2003
---------------------------------------------------------------
Anand Maniktala

                                                             CERTIFICATION

I, W. JAMES SCILACCI, certify that:

1.   I have reviewed this annual report on Form 10-K, and all reports on Form 10-Q containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SCE Funding LLC;

2.   Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.   Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.   Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.   The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with attestation standards established by the American Institute of Certified Public Accountants, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by Southern California Edison Company, as servicer and depositor.

Date:  March 27, 2003
                                                           W. JAMES SCILACCI
                                                    --------------------------------
                                                           W. JAMES SCILACCI
                                                 Director and President SCE Funding LLC

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
      10.5                 Amendment dated as of June 30, 2002, to Transition Property Servicing
                           Agreement
      23.1                 Consent of PricewaterhouseCoopers LLP
      99.1                 Annual Statement (Unaudited)
      99.2                 Annual Certificate of Compliance (Unaudited)
      99.3                 Quarterly Servicer's Certificate (Unaudited)
      99.4                 Statement Pursuant to 18 U.S.C. 1350

                                                   Report of Independent Accountants

To the Board of Directors and
Member of SCE Funding LLC:

In our opinion, the accompanying balance sheet and the related statements of operations and changes in member's equity and statements of cash flows present fairly, in all material respects, the financial position of SCE Funding LLC at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 25, 2002.

PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
February 24, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP
AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                                         Report of Predecessor Independent Public Accountants

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

                                                              ARTHUR ANDERSEN LLP
                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 2002

Item 8.  Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                As of December 31,
                                                  (in thousands)
                                                  --------------

                           ASSETS                                         2002                          2001
                           ------                                         ----                          ----

Current Assets:
     Cash and equivalents                                      $            1,453           $           1,443
     Restricted funds                                                      47,253                      34,812
     Current portion of note receivable                                   246,300                     246,300
     Interest receivable                                                       22                          20
                                                             -------------------------------------------------------
         Total Current Assets                                             295,028                     282,575
                                                             -------------------------------------------------------

Other Assets and Deferred Charges:
     Note receivable - net of discount                                  1,022,895                   1,270,993
     Unamortized bond issuance costs                                        9,121                      10,945
                                                             -------------------------------------------------------
         Total Other Assets and Deferred Charges                        1,032,016                   1,281,938
                                                             -------------------------------------------------------

                        Total Assets                           $        1,327,044           $       1,564,513
                                                             =======================================================

              LIABILITIES AND MEMBER'S EQUITY
              -------------------------------

Current Liabilities:
     Interest payable                                          $            1,091           $           1,305
     Current portion of long-term debt                                    246,300                     246,300
     Miscellaneous accrued expenses                                        21,310                      31,202
                                                             -------------------------------------------------------
         Total Current Liabilities                                        268,701                     278,807
                                                             -------------------------------------------------------

Long term debt - net of discount                                          984,859                   1,231,090
                                                             -------------------------------------------------------
Commitments (Notes 4 & 5)
Member's equity                                                            73,484                      54,616
                                                             -------------------------------------------------------

           Total Liabilities and Member's Equity               $        1,327,044           $       1,564,513
                                                             =======================================================

                              The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                              Year Ended December 31,
                                                  (in thousands)

                                                              2002                     2001               2000
                                                              ----                     ----               ----

OPERATING REVENUE:
    Interest income                                            $92,282                 $108,814          $124,045
                                                   ----------------------- -------------------- ---------------------
       Total Operating Revenue                                  92,282                  108,814           124,045
                                                   ----------------------- -------------------- ---------------------

OPERATING EXPENSES:
    Interest expense                                            90,450                  105,604           120,727
    Other expenses                                               3,616                    4,197             4,844
                                                   ----------------------- -------------------- ---------------------
       Total Operating Expenses                                 94,066                  109,801           125,571
                                                   ----------------------- -------------------- ---------------------

       Net Loss                                                 (1,784)                    (987)           (1,526)
                                                   ----------------------- -------------------- ---------------------

   Member's Equity - beginning of year                          54,616                   52,465            38,134
    Member Contributions -- net                                 20,652                    3,138            15,857
                                                   ----------------------- -------------------- ---------------------
       Member's Equity, end of year                            $73,484                  $54,616           $52,465
                                                   ======================= ==================== =====================

                              The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                                              STATEMENTS OF CASH FLOWS
                                              Year Ended December 31,
                                                   (in thousands)

                                                                  2002               2001                  2000
                                                                  ----               ----                  ----

Cash flows from Operating Activities:

Net Loss                                                    $    (1,784)        $     (987)        $      (1,526)
Adjustments to reconcile net loss to net cash
used by operating activities:

    Amortizations                                                     2                  2                     2
Changes in working capital:
     Restricted funds                                           (12,441)             7,273                (6,139)
     Interest receivable                                             (2)                 9                   (24)
     Interest payable                                              (214)              (212)                 (211)
     Miscellaneous accrued expenses                              (9,892)            29,496                 1,144
                                                            -----------------------------------------------------
Net Cash (Used) Provided by Operating Activities                (24,331)            35,581                (6,754)
                                                            -----------------------------------------------------

Cash Flows from Financing Activities:
Payment of principal on rate reduction notes                   (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------
Net Cash Used by Financing Activities                          (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------

Cash Flows from Investing Activities:
Note Receivable Collections from SCE                            249,989            206,539               238,364
Equity contributions from Southern California Edison
     Company                                                     20,652              3,138                15,857
                                                            ----------------------------------------------------
Net Cash Provided by Investing Activities                       270,641            209,677               254,221
                                                            ----------------------------------------------------

Net Increase (decrease) in cash and equivalents                      10             (1,042)                1,167
Cash and equivalents, beginning of year                           1,443              2,485                 1,318
                                                            ----------------------------------------------------
Cash and equivalents, end of year                           $     1,453         $    1,443         $       2,485
                                                            ====================================================

Cash payments for interest                                  $    88,432         $  103,771         $     119,045
                                                            ----------------------------------------------------

                              The accompanying notes are an integral part of these financial statements.

                                                            SCE FUNDING LLC
                                                     NOTES TO FINANCIAL STATEMENTS
                                                           December 31, 2002

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

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value.  In addition to these amounts, at December 31, 2002, SCE Funding LLC had a financial asset (representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $1,269 million and $1,231 million, respectively.  The note receivable is carried at cost which approximates fair value.  Fair value is estimated based on brokers'
quotes of notes with similar characteristics.  Financial liabilities are recorded at cost, with an approximate fair value of $1,341 million, and their fair value is based on brokers' quotes.

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

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the Trustee by SCE as servicer of the Transition Property.  Because of the negative impact the California energy crisis has had on SCE's credit ratings, SCE has, effective January 2001, begun making daily rather than monthly remittances to the trustee.  The debt service requirements include an overcollateralization amount of approximately $1.2 million per year, which will be retained for the benefit of the holders of the
Notes.  Any amounts not required for debt service will be returned to SCE Funding LLC.  The annual liquidation amount of the Notes for the years 2003-2007 is $246.3 million.  Scheduled maturities and interest rates for the Notes payable to the Trust at
December 31, 2002, are as follows:

                                            Scheduled                Interest              Amount
             Class                        Maturity Date                Rate            (in thousands)
             -----                        -------------                ----             ------------

              A-5                 September 25, 2003                  6.28%                  176,568
              A-6                 September 25, 2006                  6.38%                  739,988
              A-7                 December 26, 2007                   6.42%                  314,944
                                                                                   -----------------
                                                                                   $       1,231,500
                                Less:  Current Maturities                                   (246,300)
                                Less:  Unamortized Discount                                     (341)
                                                                                   -----------------
                                Long-Term Debt Net of Discount                     $         984,859
                                                                                   =================

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the Transition Property of
SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC.  SCE Funding
LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers.  SCE Funding LLC incurred a total of $3.6 million in servicing, administration and trustee fees in 2002.  SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

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