Form 10-Q
period 2003-03-31
SCE FUNDING LLC
filed 2003-05-13
CIK 1041856

====================================================================================================================================

                                                           UNITED STATES
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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2003.

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
file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES   |X|   NO
                                                                                                              -----     ---

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES      NO |X|
    ---     ----

                                                    PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                          SCE FUNDING LLC
                                                           BALANCE SHEETS
                                                           (in thousands)

                                                                     March 31,               December 31,
                                                                       2003                      2002
                                                                 -----------------          -----------------
                                                                  (Unaudited)
                           ASSETS
                           ------

Current Assets:
        Cash & equivalents                                        $         1,014           $        1,453
        Restricted funds                                                   45,163                   47,253
        Current portion of note receivable                                246,255                  246,300
        Interest receivable                                                    49                       22
                                                               -----------------------   -----------------------
             Total Current Assets                                         292,481                  295,028
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 958,649                1,022,895
        Unamortized bond issuance costs                                     8,665                    9,121
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      967,314                1,032,016
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,259,795           $    1,327,044
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $         1,036           $        1,091
        Current portion of long-term debt                                 246,255                  246,300
        Miscellaneous accrued expenses                                     19,047                   21,310
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    266,338                  268,701
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          922,681                  984,859
                                                               -----------------------   -----------------------

Member's equity                                                            70,776                   73,484
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,259,795           $    1,327,044
                                                               =======================   =======================

                             The accompanying notes are an integral part of these financial statements

                                                          SCE FUNDING LLC
                                      STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                            (Unaudited)
                                                           (in thousands)

                                                                                3 Months Ended
                                                                                    March 31,
                                                            -------------------------------------------------------
                                                                     2003                            2002
                                                            -------------------------       -----------------------

OPERATING REVENUES:
        Interest Income                                          $         20,482               $        24,508
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       20,482                        24,508
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   19,710                        23,907
        Other Expenses                                                        831                           980
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      20,541                        24,887
                                                             ------------------------       ------------------------

             Net Loss                                                         (59)                         (379)

        Member's Equity, beginning of period                               73,484                        54,616
        Member Contributions (Transfers) - net                             (2,649)                          910
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         70,776               $        55,147
                                                             ========================       ========================

                             The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   3 Months Ended
                                                                                     March 31,
                                                                 ---------------------------------------------------
                                                                          2003                       2002
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $         (59)            $        (379)
Adjustment to reconcile net loss to net
cash (used) provided by operating activities:
     Amortization                                                                 1                         1
     Restricted funds                                                         2,090                     6,422
     Interest receivable                                                        (27)                      (15)
     Interest payable                                                           (55)                      (54)
     Miscellaneous accrued expenses                                          (2,262)                   (1,620)
                                                                 ------------------------   ------------------------
Net Cash (Used) Provided by Operating Activities                               (312)                    4,355
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                           (62,240)                  (62,223)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                       (62,240)                  (62,223)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    64,762                    56,934
     Capital Transfer (to) from SCE                                          (2,649)                      910
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    62,113                    57,844
                                                                 ------------------------   ------------------------

Net decrease in cash and equivalents                                           (439)                      (24)
Cash and equivalents, beginning of period                                     1,453                     1,443
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,014             $       1,419
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

         SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q.  Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in SCE Funding LLC's 2002 Annual Report on
Form 10-K.

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

         In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the
Note Indenture.  Through March 31, 2003, it was not necessary to file any such routine quarterly true-up adjustment.

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

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the
Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the three month period ended March
31, 2003, the income generated from the Transition Property was $20 million compared to $25 million for the same period in 2002.
The decrease is due primarily to lower  FTA Charges per kilowatt hour, effective January 1, 2003 (discussed above).  Interest expense for the three months ended March 31, 2003 was $20 million compared to $24 million for the same period in 2002, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance of the Notes.

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

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection period December 2002 through February
2003 (dated March 14, 2003), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page
2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $84.7 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes ($83 million) and provide approximately $1.4 million for deposit to the reserve subaccounts under the Note Indenture.

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

Item 5.  Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection period December 2002 through February 2003 (dated March 14, 2003), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended March 31, 2003.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                                             SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2003                                      SCE FUNDING LLC
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
                           333-30785)*
      99.1                 Quarterly Servicer's Certificate dated March 14, 2003
      99.2                 Statement Pursuant to 18 U.S.C. 1350

----------------

*  Incorporated by reference pursuant to Rule 12b-32.