Form 10-Q
period 2003-06-30
SCE FUNDING LLC
filed 2003-08-13
CIK 1041856

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

For the quarterly period ended                                         June 30, 2003
                               --------------------------------------------------------------------------------------------

                                                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                   to
                               -------------------------------------------------    ---------------------------------------

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
             (Address of principal executive offices)                                         (Zip Code)

                                                            (626) 302-1850
                                         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
YES  |X|  NO  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
YES  |_|  NO  |X|

                                                   PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                          SCE FUNDING LLC
                                                           BALANCE SHEETS
                                                           (in thousands)

                                                                      June 30,                December 31,
                                                                        2003                      2002
                                                               -----------------------   -----------------------
                                                                    (Unaudited)

                            ASSETS
                            ------

Current Assets:
        Cash & equivalents                                        $         1,042           $        1,453
        Restricted funds                                                   45,775                   47,253
        Current portion of note receivable                                246,635                  246,300
        Interest receivable                                                    24                       22
                                                               -----------------------   -----------------------
             Total Current Assets                                         293,476                  295,028
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 906,007                1,022,895
        Unamortized bond issuance costs                                     8,209                    9,121
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      914,216                1,032,016
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,207,692           $    1,327,044
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $           990           $        1,091
        Current portion of long-term debt                                 246,635                  246,300
        Miscellaneous accrued expenses                                     18,726                   21,310
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    266,351                  268,701
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          869,351                  984,859
                                                               -----------------------   -----------------------

Member's equity                                                            71,990                   73,484
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,207,692           $    1,327,044
                                                               =======================   =======================

                             The accompanying notes are an integral part of these financial statements

                                                          SCE FUNDING LLC
                                      STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                            (Unaudited)
                                                           (in thousands)

                                                                                 6 Months Ended
                                                                                    June 30,
                                                             -------------------------------------------------------
                                                                      2003                           2002
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         40,044               $        48,157
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       40,044                        48,157
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   38,789                        46,854
        Other Expenses                                                      1,578                         1,897
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      40,367                        48,751
                                                             ------------------------       ------------------------

             Net Loss                                                        (323)                         (594)

        Member's Equity, beginning of period                               73,484                        54,616
        Member Contributions (Transfers) - net                             (1,171)                        1,787
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         71,990               $        55,809
                                                             ========================       ========================

                             The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   6 Months Ended
                                                                                      June 30,
                                                                 ---------------------------------------------------
                                                                          2003                       2002
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (323)            $        (594)
Adjustment to reconcile net loss to net
     cash (used) provided by operating activities:
     Amortization                                                                 1                         1
     Restricted funds                                                         1,478                     3,642
     Interest receivable                                                         (2)                        5
     Interest payable                                                          (101)                     (100)
     Miscellaneous accrued expenses                                          (2,584)                  (10,342)
                                                                 ------------------------   ------------------------
Net Cash Used by Operating Activities                                        (1,531)                   (7,388)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (115,207)                 (114,818)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (115,207)                 (114,818)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   117,498                   120,422
     Capital  Transfer (to) from SCE                                         (1,171)                    1,787
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   116,327                   122,209
                                                                 ------------------------   ------------------------

Net (decrease) increase in cash and equivalents                                (411)                        3
Cash and equivalents, beginning of period                                     1,453                     1,443
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,042             $       1,446
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

              SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements"
included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange
Commission (SEC).  SCE Funding LLC follows the same accounting policies for interim reporting purposes.  Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.  This quarterly report should be read in conjunction with SCE Funding LLC's Annual Report on Form 10-K.

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

              In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.  Through June 30, 2003, it was not necessary to file any such routine quarterly true-up adjustment.

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

              The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the
Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the six month period ended June
30, 2003, the income generated from the Transition Property was $40 million compared to $48 million for the same period in 2002.
The decrease is due primarily to lower FTA Charges per kilowatt hour, effective January 1, 2003 (discussed above).  Interest expense for the six months ended June 30, 2003 was $39 million compared to $47 million for the same period in 2002, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance of the Notes.

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

              Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period March 2003 through May 2003
(dated June 12, 2003), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page
2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled approximately $72.5 million.  Scheduled distributions were approximately $72.7 million.  The shortfall of approximately $217,000 was withdrawn from the reserve subaccounts as required under the Note Indenture.

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

Item 5.       Other Information.

              Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for
the collection period March 2003 through May 2003 (dated June 12, 2003), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the
Note Indenture.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   See the Exhibit Index of this report below.

              (b)   Reports on Form 8-K filed during the quarter ended June 30, 2003.

                    The Note Issuer did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                                             SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 2003                                   SCE FUNDING LLC
                                                          as Registrant

                                                          By           /s/ Mary C. Simpson
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
                           333-30785)*
       32                  Statement Pursuant to 18 U.S.C. 1350
       99                  Quarterly Servicer's Certificate dated June 12, 2003

----------------

*  Incorporated by reference pursuant to Rule 12b-32.