Form 10-Q
period 2003-09-30
SCE FUNDING LLC
filed 2003-11-10
CIK 1041856

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

For the quarterly period ended                                         September 30, 2003
                               -----------------------------------------------------------------------------------------------------

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

                                                    PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                            SCE FUNDING LLC
                                                            BALANCE SHEETS
                                                            (in thousands)

                                                                   September 30,              December 31,
                                                                        2003                      2002
                                                               -----------------------   -----------------------

                                                                    (Unaudited)

                            ASSETS
                            ------

Current Assets:
        Cash & equivalents                                        $         1,238           $        1,453
        Restricted funds                                                   62,021                   47,253
        Current portion of note receivable                                246,649                  246,300
        Interest receivable                                                    15                       22
                                                               -----------------------   -----------------------
             Total Current Assets                                         309,923                  295,028
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 836,052                1,022,895
        Unamortized bond issuance costs                                     7,753                    9,121
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      843,805                1,032,016
                                                               -----------------------   -----------------------

       Total Assets                                               $     1,153,728           $    1,327,044
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $           936           $        1,091
        Current portion of long-term debt                                 246,649                  246,300
        Miscellaneous accrued expenses                                     18,787                   21,310
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    266,372                  268,701
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          807,995                  984,859
                                                               -----------------------   -----------------------

Member's equity                                                            79,361                   73,484
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $     1,153,728           $    1,327,044
                                                               =======================   =======================

                               The accompanying notes are an integral part of these financial statements

                                                            SCE FUNDING LLC
                                        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                              (Unaudited)
                                                            (in thousands)

                                                                                 9 Months Ended
                                                                                 September 30,
                                                             -------------------------------------------------------
                                                                      2003                           2002
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         58,643               $        70,788
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       58,643                        70,788
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   57,030                         68,968
        Other Expenses                                                      2,301                          2,775
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      59,331                         71,743
                                                             ------------------------       ------------------------

             Net Loss                                                        (688)                         (955)

        Member's Equity, beginning of period                               73,484                        54,616
        Member Contributions - net                                          6,565                         9,374
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         79,361               $        63,035
                                                             ========================       ========================

                               The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   9 Months Ended
                                                                                   September 30,
                                                                 ---------------------------------------------------
                                                                          2003                       2002
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (688)            $        (955)
Adjustment to reconcile net loss to net
     cash used by operating activities:
     Amortization                                                                 2                         2
     Restricted funds                                                       (14,768)                  (12,561)
     Interest receivable                                                          7                        (4)
     Interest payable                                                          (155)                     (154)
     Miscellaneous accrued expenses                                          (2,523)                  (10,545)
                                                                 ------------------------   ------------------------
Net Cash Used by Operating Activities                                       (18,125)                  (24,217)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (176,567)                 (176,185)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (176,567)                 (176,185)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   187,912                   191,031
     Capital Transfer from SCE                                                6,565                     9,374
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   194,477                   200,405
                                                                 ------------------------   ------------------------

Net (decrease) increase in cash and equivalents                                (215)                        3
Cash and equivalents, beginning of period                                     1,453                     1,443
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,238             $       1,446
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

              In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note
Indenture.  Through September 30, 2003, it was not necessary to file any such routine quarterly true-up adjustment.

              On August 19, 2003, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.

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
Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the
Notes, servicing fees to SCE, and incidental investment interest income.  During the nine month period ended September 30, 2003, the income generated from the Transition

Property was $59 million compared to $71 million for the same period in 2002.  The decrease is due primarily to lower FTA Charges per kilowatt hour, effective January 1, 2003 (discussed above).  Interest expense for the nine months ended September 30,
2003 was $57 million compared to $69 million for the same period in 2002, and includes interest on the Notes and the amortization of debt issuance costs.  The decrease is due to a lower outstanding principal balance of the Notes.

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

              Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period June 2003 through August 2003
(dated September 16, 2003), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled approximately $89.2 million.  Scheduled distributions were approximately $80.4 million.  Collections exceeded distributions by approximately $8.8 million.
The excess collections were deposited to a reserve subaccount as required under the Note Indenture.

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

Item 5.       Other Information.

              Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection period June 2003 through August 2003 (dated September 16, 2003), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the
Note Indenture.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   See the Exhibit Index of this report below.

              (b)   Reports on Form 8-K filed during the quarter ended September 30, 2003.

                    The Note Issuer did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                                              SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 10, 2003                                 SCE FUNDING LLC
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
                           333-30785)*
       32                  Statement Pursuant to 18 U.S.C. Section 1350
       99                  Quarterly Servicer's Certificate dated September 16, 2003

----------------

*  Incorporated by reference pursuant to Rule 12b-32.