Form 10-K
period 2003-12-31
SCE FUNDING LLC
filed 2004-03-15
CIK 1041856

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
-------------------------------------------------------------------------------------------------------------------

                                                     FORM 10-K

The registrant meets the conditions set forth in General Instruction I 1(a) And (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003.
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
                            Class A-6 6.38% Certificates; Class A-7 6.42% Certificates,
     maturing serially from 2006 to 2009, and underlying SCE Funding LLC Notes of the same respective classes
-------------------------------------------------------------------------------------------------------------------
                                                 (Title of Class)

Indicate  by check mark  whether the  registrant  (1) has  filed all reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past
90 days.
Yes |X|   No |_|.

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |_|    No |X|.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $0.

                                        DOCUMENTS INCORPORATED BY REFERENCE
===================================================================================================================

Not applicable.
===================================================================================================================

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

The only material business conducted by the Note Issuer has been the acquisition of Transition Property (which is reported as a note receivable on the financial statements); and the issuance on December 11, 1997, of
$2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7
(Notes), with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years; the receipt of amounts payable pursuant to the Transition Property; the payment of principal and interest with respect to the Notes; and related activities.  The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., (now Deutsche Bank National Trust
Company), as trustee (Indenture).  The Note Issuer sold the Notes to the California Infrastructure and Economic
Development Bank Special Purpose Trust SCE-1, a Delaware business trust (Trust), which issued certificates corresponding to each class of Notes (Certificates) in a public offering.

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
Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs. On August 19, 2003, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.  On December 15, 2003, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  This filing decreased the FTA Charges for residential customers by 16.8%, from 1.085 cents to
..903 cents per kilowatt hour, and for small commercial customers by 16.7% from 1.147 cents to .955 cents per kilowatt hour, effective January 1, 2004.

In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least
3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.  Through December 31, 2003, it was not
necessary to file any such routine quarterly true-up adjustment.

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

Item 3.  Legal Proceedings.

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2003.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding.  As of December 31, 2003, the original principal amount of all series of Notes (Class A-6 through A-7) which then remained outstanding and is scheduled for liquidation during the years 2004-2007 is $1,054,932,551.  In 2003, the Note Issuer made a cash distribution of $1 million to SCE.  There were no distributions in 2002 and 2001.

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

In 2003, income generated from the Transition Property was $72 million compared with $92 million in 2002.   The
decrease is due to lower outstanding note receivable from SCE.  Interest expense in 2003 was $74 million compared to $90 million in 2002.  The decrease is due to lower outstanding balances on the Notes.  Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the Notes.

During the twelve months ending December 31, 2003, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $344 million.  Collection of FTA Charges totaled $343 million.  Scheduled distributions in 2003 were $323 million.  Collections were sufficient to cover 100% of scheduled payments on the
Notes.  Interest earnings on restricted and unrestricted funds and previous period overcollections deposited to various restricted accounts are used to assist with making the scheduled payments on the Notes.

Forward-looking Information

In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and
elsewhere in this annual report, the Note Issuer uses the words could, estimates, expects, anticipates, believes, and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially as a result of such important factors as legal or regulatory proceedings challenging the collection of FTA Charges or payment of Notes or Certificates.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to the Note Issuer or the Trust.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference.  In addition, attached with respect to the
Note Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement (unaudited) summarizing certain information with respect to collections from the Transition Property and payments on the Notes and
Certificates, an Annual Certificate of Compliance (unaudited) with respect to the Servicer's activities, and the
Quarterly Servicer's Certificate (unaudited) for the collection periods September 2003 through November 2003
(dated December 15, 2003).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Not applicable to the Trust.

Item 14.  Principal Accountant Fees and Services.

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

(b)      Reports on Form 8-K.

         None.

                                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          SCE FUNDING LLC
                                                              as Registrant

                                                          By:

                                                          /s/ W. James Scilacci
                                                          --------------------------------------------------
                                                          W. James Scilacci
                                                          President

                                                          Date:  March 15, 2004

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

                          Signature                                       Title                       Date
                          ---------                                       -----                       ----

/s/ W. James Scilacci                                             Director and President         March 12, 2004
---------------------------------------------------------------    (Principal Executive
W. James Scilacci                                                        Officer)

/s/ Mary C. Simpson                                               Director and Treasurer         March 12, 2004
---------------------------------------------------------------  (Principal Financial and
Mary C. Simpson                                                    Accounting Officer)

/s/ Anand Maniktala                                                      Director                March 12, 2004
---------------------------------------------------------------
Anand Maniktala

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
      10.5       Amendment dated as of June 30, 2002, to Transition Property Servicing
                 Agreement (incorporated by reference to the same titled exhibit to the
                 Note Issuer's Annual Report on Form 10-K filed with the Commission on
                 March 28, 2003
       23        Consent of PricewaterhouseCoopers LLP
       31        Rule 13a-14(a)/15d-14(a) Certification
       32        Section 1350 Certification
      99.1       Annual Statement (Unaudited)
      99.2       Annual Certificate of Compliance (Unaudited)
      99.3       Quarterly Servicer's Certificate (Unaudited)

                                         Report of Independent Auditors

To the Board of Directors and
Member of SCE Funding LLC

In our opinion, the accompanying balance sheets and the related statements of operations and changes in member's equity, and cash flows present fairly, in all material respects, the financial position of SCE Funding LLC at
December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on the financial statements in their report dated March 25, 2002.

/s/ PricewaterhouseCoopers LLC

Los Angeles, California
March 10, 2004

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

                                                              ARTHUR ANDERSEN LLP

Los Angeles, California
March 25, 2002

Item 8.  Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                As of December 31,
                                                  (in thousands)
                                                  --------------

                           ASSETS                                   2003                    2002
                           ------                                   ----                    ----

Current Assets:
     Cash and equivalents                                      $       1,443           $      1,453
     Restricted funds                                                 66,470                 47,253
     Current portion of note receivable                              246,300                246,300
     Other receivable                                                      5                     22
                                                             ---------------------------------------------
         Total Current Assets                                        314,218                295,028
                                                             ---------------------------------------------

Other Assets and Deferred Charges:
     Note receivable - net of discount                               731,363              1,022,895
     Unamortized bond issuance costs                                   7,297                  9,121
                                                             ---------------------------------------------
         Total Other Assets and Deferred Charges                     738,660              1,032,016
                                                             ---------------------------------------------

                        Total Assets                           $   1,052,878           $  1,327,044
                                                             =============================================

              LIABILITIES AND MEMBER'S EQUITY
              -------------------------------

Current Liabilities:
     Interest payable                                          $         875           $      1,091
     Current portion of long-term debt                               246,300                246,300
     Miscellaneous accrued expenses                                   35,782                 21,310
                                                             ---------------------------------------------
         Total Current Liabilities                                   282,957                268,701
                                                             ---------------------------------------------

Long term debt - net of discount                                     738,628                984,859
                                                             ---------------------------------------------
Commitments (Notes 4 & 5)
Member's equity                                                       31,293                 73,484
                                                             ---------------------------------------------

           Total Liabilities and Member's Equity               $   1,052,878           $  1,327,044
                                                             =============================================

                    The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                              Year Ended December 31,
                                                  (in thousands)

                                                              2003                2002              2001
                                                              ----                ----              ----

OPERATING REVENUE:
    Interest income                                         $75,147             $92,282          $108,814
                                                   -------------------- --------------- ---------------------
       Total Operating Revenue                               75,147              92,282           108,814
                                                   -------------------- --------------- ---------------------

OPERATING EXPENSES:
    Interest expense                                         74,299              90,450           105,604
    Other expenses                                            2,986               3,616             4,197
                                                   -------------------- --------------- ---------------------
       Total Operating Expenses                              77,285              94,066           109,801
                                                   -------------------- --------------- ---------------------

       Net Loss                                              (2,138)             (1,784)             (987)
                                                   -------------------- --------------- ---------------------

   Member's Equity - beginning of year                       73,484              54,616            52,465
   Deemed dividend to SCE                                   (44,771)                  -                 -
    Member Contributions -- net                               4,718              20,652             3,138
                                                   -------------------- --------------- ---------------------
       Member's Equity, end of year                         $31,293             $73,484           $54,616
                                                   ==================== =============== =====================

                    The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                                              STATEMENTS OF CASH FLOWS
                                              Year Ended December 31,
                                                   (in thousands)

                                                                   2003                2002                  2001
                                                                   ----                ----                  ----

Cash flows from Operating Activities:

Net Loss                                                    $    (2,138)        $   (1,784)        $        (987)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortizations                                                         2                  2                     2
Changes in working capital:
     Restricted funds                                           (19,217)           (12,441)                7,273
     Other receivable                                                (1)                (2)                    9
     Interest payable                                              (216)              (214)                 (212)
     Miscellaneous accrued expenses                              16,842             (9,892)               29,496
                                                            -----------------------------------------------------
Net Cash (Used) Provided by Operating Activities                 (4,728)           (24,331)               35,581
                                                            ----------------------------------------------------

Cash Flows from Financing Activities:
Payment of principal on rate reduction notes                   (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------
Net Cash Used by Financing Activities                          (246,300)          (246,300)             (246,300)
                                                            -----------------------------------------------------

Cash Flows from Investing Activities:
Note Receivable Collections from SCE                            246,300            249,989               206,539
Member Contributions -- net                                       4,718             20,652                 3,138
                                                            ----------------------------------------------------
Net Cash Provided by Investing Activities                       251,018            270,641               209,677
                                                            ----------------------------------------------------

Net Increase (decrease) in cash and equivalents                     (10)                10                (1,042)
Cash and equivalents, beginning of year                           1,453              1,443                 2,485
                                                            ----------------------------------------------------
Cash and equivalents, end of year                           $     1,443         $    1,453         $       1,443
                                                            ====================================================

Cash payments for interest                                  $    72,961         $   88,432         $     103,771
                                                            ----------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 2003

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

Miscellaneous accrued expenses

Effective January 1, 2001, because of lower credit ratings, SCE was required to begin making daily rather than monthly remittances to the collection account maintained with the trustee for the Notes.  The result is an acceleration of cash collections.  These accelerated payments and amounts collected in excess of current commitments are classified as miscellaneous accrued expenses on the financial statements. These pre-collection amounts will be applied against SCE's future remittance obligations.

Unamortized Debt Issuance Expenses

The costs associated with the issuance of the Notes to the Trust have been capitalized and are being amortized over the life of the Notes.

Member's Equity

Pursuant to the indenture for the Notes, SCE Funding LLC is restricted from making distributions to SCE to the extent that such distributions would cause the book value of the remaining equity in SCE Funding LLC to decline below 0.5 percent of the original principal amount of all series of Notes which remain outstanding.  As of
December 31, 2003, the original principal amount of all series of Notes outstanding was $1,054,933,000.  In 2003,
SCE Funding LLC made a cash distribution of $1 million to SCE.  There were no distributions in 2002 and 2001.

In 2003, SCE Funding LLC made a non-cash deemed dividend of $44,771,000 relating to excess collections previously reflected as capital contributions.  This amount was reflected as a reduction of SCE Funding LLC's Note
Receivable from SCE, as well as an increase in the pre-collection amounts included in miscellaneous accrued expenses.

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

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value.  In addition to these amounts, at December 31, 2003 and 2002, SCE Funding LLC had a financial asset
(representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $978 million and $1,268 million, respectively.  The note receivable is carried at cost which approximates fair value.  Fair value is estimated based on brokers' quotes of notes with similar characteristics.  Financial liabilities are recorded at cost, with an approximate fair value of $985 million and
$1,231 million at December 31, 2003 and 2002 respectively, and their fair value is based on brokers' quotes.

4.  Long-Term Debt

In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust.  There were originally seven classes of Notes.  The first five classes of Notes (Classes A-1 through A-5) matured in December 1998,
March 2000, 2001, and 2002, and September 2003, respectively.  The remaining two classes of Notes have maturities in 2006 and 2007, respectively, with interest rates of 6.38% and 6.42%, respectively.  The Notes are secured solely by the Transition Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of SCE or Edison International.  For financial reporting purposes the Transition Property is shown as a note receivable, with the same scheduled maturities and interest rates as the Notes to the Trust (see table below).  Notwithstanding such classification of the
Transition Property, the Transition Property has been sold by SCE to SCE Funding LLC.

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the Trustee by SCE as servicer of the Transition Property.  Because of the negative impact the California energy crisis has had on SCE's credit ratings, effective January 2001, SCE began making daily rather than monthly remittances to the trustee.  The debt service requirements include an overcollateralization amount of approximately $1.2 million per year, which will be retained for the benefit of the holders of the Notes.  Any amounts not required for debt service will be returned to SCE Funding LLC and ultimately to SCE.  The required annual liquidation amount of the
Notes for the years 2004-2007 is $246.3 million.  Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 2003, are as follows:

                                            Scheduled                Interest              Amount
             Class                        Maturity Date                Rate            (in thousands)
             -----                        -------------                ----             ------------

              A-6                 September 25, 2006                  6.38%                  670,256
              A-7                 December 26, 2007                   6.42%                  314,944
                                                                                   -----------------
                                                                                   $         985,200
                                Less:  Current Maturities                                   (246,300)
                                Less:  Unamortized Discount                                     (272)
                                                                                   -----------------
                                Long-Term Debt Net of Discount                     $         738,628
                                                                                   =================

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the
Transition Property of SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC.  SCE Funding LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers.  SCE
Funding LLC incurred a total of $2.9 million in servicing, administration and trustee fees in 2003.  SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

The Trust was created solely for the purpose of purchasing the Notes from SCE Funding LLC, issuing the
Certificates, and applying the payments received in respect of the Notes to the payment of interest and principal in respect of the Certificates.  Under the Trust Agreement, Deutsche Bank National Trust Company, the Certificate
Trustee, is responsible for purchasing the Notes and authenticating and delivering the Certificates to the investors.  Deutsche Bank National Trust Company, the Delaware Trustee, is responsible for the maintenance of all records that are necessary to form and maintain the existence of the Trust.  All fees and expenses of the
Certificate Trustee and the Delaware Trustee are paid by SCE Funding LLC.