Form 10-Q
period 2004-03-31
SCE FUNDING LLC
filed 2004-05-07
CIK 1041856

                                                              UNITED STATES
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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 2004.

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
reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES   |X|   NO
                                                                                                    -----     -----

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES __ NO
|X|
----

                                                     PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                            SCE FUNDING LLC
                                                            BALANCE SHEETS
                                                            (in thousands)

                                                                     March 31,                December 31,
                                                                        2004                      2003
                                                               -----------------------   -----------------------
                                                                    (Unaudited)

                            ASSETS
                            ------

Current Assets:
        Cash & equivalents                                        $         1,663           $        1,443
        Restricted funds                                                   65,507                   66,470
        Current portion of note receivable                                246,276                  246,300
        Other receivable                                                        -                        5
                                                               -----------------------   -----------------------
             Total Current Assets                                         313,446                  314,218
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 669,664                  731,363
        Unamortized bond issuance costs                                     6,841                    7,297
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      676,505                  738,660
                                                               -----------------------   -----------------------

       Total Assets                                               $       989,951           $    1,052,878
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $           820           $          875
        Current portion of long-term debt                                 246,276                  246,300
        Miscellaneous accrued expenses                                     34,636                   35,782
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    281,732                  282,957
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          676,474                  738,628
                                                               -----------------------   -----------------------

Commitments

Member's equity                                                            31,745                   31,293
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $       989,951           $    1,052,878
                                                               =======================   =======================

                               The accompanying notes are an integral part of these financial statements

                                                            SCE FUNDING LLC
                                        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                              (Unaudited)
                                                            (in thousands)

                                                                                 3 Months Ended
                                                                                   March 31,
                                                             -------------------------------------------------------
                                                                      2004                           2003
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         16,378               $         20,482
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       16,378                         20,482
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   16,164                         19,710
        Other Expenses                                                        668                            831
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      16,832                         20,541
                                                             ------------------------       ------------------------

             Net Loss                                                        (454)                           (59)

        Member's Equity, beginning of period                               31,293                         73,484
        Member Contributions (Transfers) - net                                906                         (2,649)
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         31,745               $         70,776
                                                             ========================       ========================

                               The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   3 Months Ended
                                                                                     March 31,
                                                                 ---------------------------------------------------
                                                                          2004                       2003
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (454)            $          (59)
Adjustment to reconcile net loss to net
cash used by operating activities:
     Amortization                                                                 1                          1
     Restricted funds                                                           963                      2,090
     Other receivable                                                             5                        (27)
     Interest payable                                                           (55)                       (55)
     Miscellaneous accrued expenses                                          (1,146)                    (2,262)
                                                                 ------------------------   ------------------------
Net Cash Used by Operating Activities                                          (686)                      (312)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                           (62,196)                   (62,240)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                       (62,196)                   (62,240)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    62,196                     64,762
     Capital Transfer from (to) SCE                                             906                     (2,649)
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    63,102                     62,113
                                                                 ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                                 220                       (439)
Cash and equivalents, beginning of period                                     1,443                      1,453
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,663             $        1,014
                                                                 ========================   ========================

Cash payments for interest                                            $      15,745             $       19,630

                               The accompanying notes are an integral part of these financial statements

SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

         In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

         SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.  SCE
Funding LLC follows the same accounting policies for interim reporting purposes.  Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.  This quarterly report should be read in conjunction with SCE
Funding LLC's Annual Report on Form 10-K.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q.  Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in SCE Funding LLC's 2003 Annual Report on Form 10-K.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs.  On August 19, 2003, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.  On December 15, 2003, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  This filing decreased the FTA Charges for residential customers by 16.8%, from 1.085 cents to .903 cents per kilowatt hour, and for small commercial customers by 16.7% from 1.147 cents to
..955 cents per kilowatt hour, effective January 1, 2004.

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
Through March 31, 2004, it was not necessary to file any such routine quarterly true-up adjustment.

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
Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the
Notes, servicing fees to SCE, and incidental investment interest income.  During the three month period ended March 31, 2004, income generated from the Transition Property was $16 million compared to $20 million for the same period in 2003.  The decrease is due to a lower outstanding

note receivable from SCE.  Interest expense for the three months ended March 31, 2004 was $16 million compared to $20 million for the same period in 2003.  The decrease is due to the lower outstanding balances of the Notes.  Interest expense includes interest on the Notes, and amortization of debt issuance costs and the discount on the Notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period December 2003 through February 2004
(dated March 16, 2004), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page 2 line 4e, collections of the FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $80.2 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes and provide approximately $1.0 million for deposit to the reserve subaccounts under the Note Indenture.

Forward-looking Information

         In the preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report, the Note Issuer uses the words could, estimates, expects, anticipates, believes, planned and other similar expressions that are intended to identify forward-looking information that involves risks and uncertainties.  Actual results or outcomes could differ materially because of such important factors as the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of the FTA Charges or payment of the Notes or Certificates.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
          Securities.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 5.  Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection period December 2003 through February 2004 (dated March 16, 2004), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      See the Exhibit Index of this report below.

         (b)      Reports on Form 8-K filed during the quarter ended March 31, 2004.

                  The Note Issuer did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                                              SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 7, 2004                                       SCE FUNDING LLC
                                                          as Registrant

                                                          By       /s/ Mary C. Simpson
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
                       333-30785)*
   32                  Statement Pursuant to 18 U.S.C. 1350
   99                  Quarterly Servicer's Certificate dated March 16, 2004

----------------

*  Incorporated by reference pursuant to Rule 12b-32.