Form 10-Q
period 2004-09-30
SCE FUNDING LLC
filed 2004-11-08
CIK 1041856

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

(Mark One)
|X|   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2004.

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

                                                     PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                            SCE FUNDING LLC
                                                            BALANCE SHEETS
                                                            (in thousands)

                                                                   September 30,              December 31,
                                                                        2004                      2003
                                                               -----------------------   -----------------------
                                                                    (Unaudited)

                            ASSETS
                            ------

Current Assets:
        Cash & equivalents                                        $         1,913           $        1,443
        Restricted funds                                                   70,007                   66,470
        Current portion of note receivable                                246,672                  246,300
        Other receivable                                                        4                        5
                                                               -----------------------   -----------------------
             Total Current Assets                                         318,596                  314,218
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 555,493                  731,363
        Unamortized bond issuance costs                                     5,928                    7,297
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      561,421                  738,660
                                                               -----------------------   -----------------------

       Total Assets                                               $       880,017           $    1,052,878
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $           718           $          875
        Current portion of long-term debt                                 246,672                  246,300
        Miscellaneous accrued expenses                                     38,799                   35,782
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    286,189                  282,957
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          561,392                  738,628
                                                               -----------------------   -----------------------

Commitments

Member's equity                                                            32,436                   31,293
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $       880,017           $    1,052,878
                                                               =======================   =======================

                               The accompanying notes are an integral part of these financial statements

                                                            SCE FUNDING LLC
                                        STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                              (Unaudited)
                                                            (in thousands)

                                                                                 9 Months Ended
                                                                                 September 30,
                                                             -------------------------------------------------------
                                                                       2004                           2003
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         46,379               $        58,643
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       46,379                        58,643
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   45,664                         57,030
        Other Expenses                                                      1,843                          2,301
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      47,507                         59,331
                                                             ------------------------       ------------------------

             Net Loss                                                      (1,128)                         (688)

        Member's Equity, beginning of period                               31,293                        73,484
        Member Contributions - net                                          2,271                         6,565
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         32,436               $        79,361
                                                             ========================       ========================

                               The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   9 Months Ended
                                                                                   September 30,
                                                                 ---------------------------------------------------
                                                                          2004                       2003
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $      (1,128)            $        (688)
Adjustment to reconcile net loss to net
cash used by operating activities:
     Amortization                                                                 3                          2
     Restricted funds                                                        (3,537)                   (14,768)
     Other receivable                                                             1                          7
     Interest payable                                                          (157)                      (155)
     Miscellaneous accrued expenses                                           3,017                     (2,523)
                                                                 ------------------------   ------------------------
Net Cash Used by Operating Activities                                        (1,801)                  (18,125)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (176,916)                 (176,567)
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (176,916)                 (176,567)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   176,916                   187,912
     Capital Transfer from SCE                                                2,271                     6,565
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   179,187                   194,477
                                                                 ------------------------   ------------------------

Net increase (decrease) in cash and equivalents                                 470                      (215)
Cash and equivalents, beginning of period                                     1,443                     1,453
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,913             $       1,238
                                                                 ========================   ========================

Cash payments for interest                                            $      44,401             $      56,103

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs.  On December 15, 2003, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  This filing decreased the FTA Charges for residential customers by 16.8%, from 1.085 cents to .903 cents per kilowatt hour, and for small commercial customers by 16.7% from 1.147 cents to .955 cents per kilowatt hour, effective
January 1, 2004.  The FTA Charges were reduced for 2004 because the accumulation of excess collections in 2003 resulted in higher than needed balances in the reserve subaccount.  The decrease in FTA Charges is expected to result in undercollections in 2004, which will require withdrawals from the reserve subaccount.  On August 19, 2004, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.

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
Through September 30, 2004, it was not necessary to file any such routine quarterly true-up adjustment.

         Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by Standard & Poor's or P-1 or better by Moody's Investors Service, the Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer.  Because of downgrades in its short-term ratings,
SCE began making such daily remittances on January 8, 2001.  SCE currently has a short-term rating of A-2 from Standard & Poor's and
P-2 from Moody's.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition
Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.
Accordingly, income statement effects are

limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the nine month period ended September 30, 2004, income generated from the
Transition Property was $46 million compared to $59 million for the same period in 2003.  The decrease is due to a lower outstanding note receivable from SCE.  Interest expense for the nine months ended September 30, 2004 was $46 million compared to $57 million for the same period in 2003.  The decrease is due to the lower outstanding balances of the Notes.  Interest expense includes interest on the Notes, and amortization of debt issuance costs and the discount on the Notes.

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

         Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period June 2004 through August 2004
(dated September 22, 2004), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccount under the Note Indenture.  As noted therein on page 2 line 4e, collections of the FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $76.7 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes ($76.4 million) for the scheduled Note payment date (September 27, 2004).  Excess collections during the period of $253 thousand were deposited to the reserve subaccount as provided under the Note Indenture.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Omitted with respect to the Note Issuer pursuant to Instruction H of Form 10-Q.

Item 5.  Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's Certificate for the
collection period June 2004 through August 2004 (dated September 22, 2004), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccount under the Note
Indenture.

Item 6.  Exhibits.

         See the Exhibit Index of this report below.

                                                              SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2004                                  SCE FUNDING LLC
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
                           333-30785)*
       32                  Statement Pursuant to 18 U.S.C. 1350
       99                  Quarterly Servicer's Certificate dated September 22, 2004

----------------

*  Incorporated by reference pursuant to Rule 12b-32.