Form 10-K
period 2004-12-31
SCE FUNDING LLC
filed 2005-03-16
CIK 1041856

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
      For the fiscal year ended December 31, 2004.
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

Page

Indicate  by check mark  whether the  registrant  (1) has  filed all reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past
90 days.
Yes |X|   No |_|.

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |_|    No |X|.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $0.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.
===================================================================================================================

Page

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
Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the
Certificates, and the rate of delinquencies and write-offs. On August 19, 2004, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.  On December 15, 2004, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  This filing decreased the FTA Charges for residential customers by 6.6%, from .903 cents to .843 cents per kilowatt hour, and for small commercial customers by 6.6% from .955 cents to .892 cents per kilowatt hour, effective January 1, 2005.

In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least
3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.  Through December 31, 2004, it was not
necessary to file any such routine quarterly true-up adjustment.

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

Item 3.  Legal Proceedings.

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 2004.

                                                      PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes which remains outstanding.  As of December 31, 2004, the original principal amount of all series of Notes (Class A-6 through A-7) which then remained outstanding and is scheduled for liquidation during the years 2005-2007 is $738,900,000.  In 2003, the Note Issuer made a cash distribution of $1 million to SCE.  There were no distributions in 2004 and 2002.

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

In 2004, income generated from the Transition Property was $57 million compared with $72 million in 2003.   The
decrease is due to lower outstanding note receivables from SCE.  Interest expense in 2004 was $59 million compared to $74 million in 2003.  The decrease is due to lower outstanding balances on the Notes.  Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the Notes.

During the twelve months ending December 31, 2004, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $296 million.  Collection of FTA Charges totaled $295 million.  Scheduled distributions in 2004 were $307 million.  Collections were sufficient to cover 96% of scheduled payments on the
Notes.  The remaining amounts were overcollected funds from prior quarters that were deposited into the reserve subaccounts as required by the note indenture.  Interest earnings on restricted and unrestricted funds and prior period overcollections deposited to various restricted accounts are also used to assist with making the scheduled payments on the Notes.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference.  In addition, attached with respect to the
Note Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement (unaudited) summarizing certain information with respect to collections from the Transition Property and payments on the Notes and
Certificates, an Annual Certificate of Compliance (unaudited) with respect to the Servicer's activities, and the
Quarterly Servicer's Certificate (unaudited) for the collection periods September 2004 through November 2004
(dated December 14, 2004).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Not applicable to the Trust or the Note Issuer.

Item 9B.  Other Information.

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

Not applicable to the Trust.

Item 14.  Principal Accounting Fees and Services.

Not applicable to the Trust or the Note Issuer.

                                                      PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)      The following documents are filed as part of this report:

         1.       Financial Statements.

                  The following financial statements of the Note Issuer and report of independent public accountants are included in Item 8 (Financial Statements and Supplementary Data):

                  Report of Independent Registered Public Accounting Firm
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

                                                          By:

                                                          /s/ W. James Scilacci
                                                          -------------------------------------
                                                          W. James Scilacci
                                                          President

                                                          Date:  March 16, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Signature                   Title                          Date
                          ---------                   -----                          ----

/s/ W. James Scilacci                              Director and President         March 16, 2005
------------------------------------------------    (Principal Executive
W. James Scilacci                                         Officer)

/s/ Mary C.Simpson                                 Director and Treasurer         March 16, 2005
------------------------------------------------  (Principal Financial and
Mary C. Simpson                                     Accounting Officer)

/s/ Anand Maniktala                                Director                       March 16, 2005
------------------------------------------------
Anand Maniktala

                                                            Exhibit Index

     Exhibit
     Number

       3.1                 Certificate of Formation (File No. 333-30785, filed as Exhibit 3.1 to
                           SCE Funding's Form S-3, dated July 3, 1997)*

       3.2                 Limited Liability Company Agreement (File No. 333-30785, filed as
                           Exhibit 3.2 to SCE Funding's Form S-3, File No. 333-30785)*

       3.3                 Amended and Restated Limited Liability Company Agreement (File No.
                           333-30785, filed as Exhibit 3.3 to SCE Funding's Form S-3, dated
                           November 10, 1997)*

       4.1                 Note Indenture (incorporated by reference to the same titled exhibit to the Note Issuer's Current Report on Form 8-K filed with the
                           Commission on December 11, 1997)*

       4.2                 Series Supplement (File No. 333-30785, filed as Exhibit 4.2 to SCE
                           Funding's Form 8-K, dated December 11, 1997)*

       4.3                 Note (File No. 333-30785, filed as Exhibit 4.3 to SCE Funding's Form
                           8-K, dated December 11, 1997)*

       4.4                 Amended and Restated Declaration and Agreement of Trust (File No.
                           333-30785, filed as Exhibit 4.4 to SCE Funding's Form 8-K, dated
                           December 11, 1997)*

       4.5                 First Supplemental Agreement of Trust (File No. 333-30785, filed as
                           Exhibit 4.5 to SCE Funding's Form 8-K, dated December 11, 1997)*

       4.6                 Rate Reduction Certificate (File No. 333-30785, filed as Exhibit 4.6 to SCE Funding's Form 8-K, dated December 11, 1997)*

      10.1                 Transition Property Purchase and Sale Agreement (File No. 333-30785,
                           filed as Exhibit 10.1 to SCE Funding's Form 8-K, dated December 11,
                           1997)*

      10.2                 Transition Property Servicing Agreement (File No. 333-30785, filed as
                           Exhibit 10.2 to SCE Funding's Form 8-K, dated December 11, 1997)*

      10.3                 Note Purchase Agreement (File No. 333-30785, filed as Exhibit 10.3 to
                           SCE Funding's Form 8-K, dated December 11, 1997)*

      10.4                 Fee and Indemnity Agreement (File No. 333-30785, filed as Exhibit 10.4 to SCE Funding's Form 8-K, dated December 11, 1997)*

      10.5                 Amendment to Transition Property Servicing Agreement (File No.
                           333-30785, filed as Exhibit 10.5 to SCE Funding's Annual Report on
                           Form 10-K, dated March 28, 2003)*

       23                  Consent of PricewaterhouseCoopers LLP

       31                  Rule 13a-14(a)/15d-14(a) Certification

       32                  Section 1350 Certification

      99.1                 Annual Statement (Unaudited)

      99.2                 Annual Certificate of Compliance (Unaudited)

      99.3                 Quarterly Servicer's Certificate (Unaudited)

---------------------

     *   Incorporated by reference pursuant to Rule 12b-32.

                              Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Member of SCE Funding LLC

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member's equity present fairly, in all material respects, the financial position of SCE Funding LLC at
December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United
States of America.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2005

Page

Item 8.  Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                As of December 31,
                                                  (in thousands)
                                                  --------------

                           ASSETS                                    2004                      2003
                           ------                                    ----                      ----

Current Assets:
     Cash and equivalents                                      $       1,915           $       1,443
     Restricted funds                                                 61,375                  66,470
     Current portion of note receivable                              246,300                 246,300
     Interest receivable                                                   8                       5
                                                             ------------------------------------------
         Total Current Assets                                        309,598                 314,218
                                                             ------------------------------------------

Other Assets and Deferred Charges:
     Note receivable - net of discount                               486,953                 731,363
     Unamortized bond issuance costs                                   5,473                   7,297
                                                             ------------------------------------------
         Total Other Assets and Deferred Charges                     492,426                 738,660
                                                             ------------------------------------------

                        Total Assets                           $     802,024           $   1,052,878
                                                             ==========================================

              LIABILITIES AND MEMBER'S EQUITY
              -------------------------------

Current Liabilities:
     Interest payable                                          $         656           $         875
     Current portion of long-term debt                               246,300                 246,300
     Miscellaneous accrued expenses                                   29,059                  35,782
                                                             ------------------------------------------
         Total Current Liabilities                                   276,015                 282,957
                                                             ------------------------------------------

Long term debt - net of discount                                     492,397                 738,628
                                                             ------------------------------------------
Commitments (Notes 4 & 5)
Member's equity                                                       33,612                  31,293
                                                             ------------------------------------------

           Total Liabilities and Member's Equity               $     802,024           $   1,052,878
                                                             ==========================================

                    The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                              Year Ended December 31,
                                                  (in thousands)

                                                                2004                2003            2002
                                                                ----                ----            ----

OPERATING REVENUE:
    Interest income                                            $60,129              $75,147        $92,282
                                                   ----------------------- ---------------- ------------------
       Total Operating Revenue                                  60,129               75,147         92,282
                                                   ----------------------- ---------------- ------------------

OPERATING EXPENSES:
    Interest expense                                            59,000               74,299         90,450
    Other expenses                                               2,376                2,986          3,616
                                                   ----------------------- ---------------- ------------------
       Total Operating Expenses                                 61,376               77,285         94,066
                                                   ----------------------- ---------------- ------------------

       Net Loss                                                 (1,247)              (2,138)        (1,784)
                                                   ----------------------- ---------------- ------------------

   Member's Equity - beginning of year                          31,293               73,484         54,616
   Deemed Dividend to SCE                                            -              (44,771)             -
    Member Contributions -- net                                  3,566                4,718         20,652
                                                   ----------------------- ---------------- ------------------
       Member's Equity, end of year                            $33,612              $31,293        $73,484
                                                   ======================= ================ ==================

                    The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                                              STATEMENTS OF CASH FLOWS
                                              Year Ended December 31,
                                                   (in thousands)

                                                                 2004                2003               2002
                                                                 ----                ----               ----
Cash flows from Operating Activities:

Net Loss                                                    $  (1,247)        $   (2,138)        $   (1,784)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortizations                                                       3                  2                  2
Changes in working capital:
     Restricted funds                                           5,095            (19,217)           (12,441)
     Other receivable                                              (3)                (1)                (2)
     Interest payable                                            (219)              (216)              (214)
     Miscellaneous accrued expenses                            (6,723)            16,842             (9,892)
                                                            -------------------------------------------------
Net Cash Used by Operating Activities                          (3,094)            (4,728)           (24,331)
                                                            ------------------------------------------------

Cash Flows from Financing Activities:
Payment of principal on rate reduction notes                 (246,300)          (246,300)          (246,300)
                                                            ------------------------------------------------
Net Cash Used by Financing Activities                        (246,300)          (246,300)          (246,300)
                                                            ------------------------------------------------

Cash Flows from Investing Activities:
Note Receivable Collections from SCE                          246,300            246,300            249,989
Member Contributions -- net                                     3,566              4,718             20,652
                                                            -----------------------------------------------
Net Cash Provided by Investing Activities                     249,866            251,018            270,641
                                                            -----------------------------------------------

Net Increase (decrease) in cash and equivalents                   472                (10)                10
Cash and equivalents, beginning of year                         1,443              1,453              1,443
                                                            -----------------------------------------------
Cash and equivalents, end of year                           $   1,915         $    1,443         $    1,453
                                                            ===============================================

Cash payments for interest                                  $  57,325         $   72,961         $   88,432
                                                            -------------------------------------------------

                    The accompanying notes are an integral part of these financial statements.

                                                  SCE FUNDING LLC
                                           NOTES TO FINANCIAL STATEMENTS
                                                 DECEMBER 31, 2004

1.  Basis of Presentation.

The financial statements include the accounts of SCE Funding LLC (also referred to as the Note Issuer), a
Delaware special purpose limited liability company, whose sole member is Southern California Edison Company
(SCE), a provider of electric services to retail customers in central, coastal and southern California.  All of the issued and outstanding common stock of SCE is owned by its parent holding company, Edison International.  SCE
Funding LLC was formed on June 27, 1997, in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1
through Class A-7 (Notes) to the California Infrastructure and Economic Development Bank Special Purpose Trust
SCE-1 (Trust) which issued certificates (Certificates) with terms and conditions similar to the Notes.  The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by
California Senate Bill 477 (collectively, the electric restructuring legislation).  This rate reduction became effective January 1, 1998.

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

Member's Equity

Pursuant to the indenture for the Notes, SCE Funding LLC is restricted from making distributions to SCE to the extent that such distributions would cause the book value of the remaining equity in SCE Funding LLC to decline below 0.5 percent of the original principal amount of all series of Notes which remain outstanding.  As of
December 31, 2004, the original principal amount of all series of Notes outstanding was $738,900,000.  In 2003,
SCE Funding LLC made a cash distribution of $1 million to SCE.  There were no distributions in 2004 and 2002.

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

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value.  In addition to these amounts, at December 31, 2004 and 2003, SCE Funding LLC had a financial asset
(representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust) each with a cost basis of approximately $733 million and $978 million, respectively.  The note receivable is carried at cost which approximates fair value.  Fair value is estimated based on brokers' quotes of notes with similar characteristics.  Financial liabilities are recorded at cost, with an approximate fair value of $739 million and
$985 million at December 31, 2004 and 2003 respectively, and their fair value is based on brokers' quotes.

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

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the Trustee by SCE as servicer of the Transition Property.  Because of the negative impact the California energy crisis has had on SCE's credit ratings, effective January 2001, SCE began making daily rather than monthly remittances to the trustee.  The debt service requirements include an overcollateralization amount of approximately $1.2 million per year, which will be retained for the benefit of the holders of the Notes.  Any amounts not required for debt service will be returned to SCE Funding LLC and ultimately to SCE.  The required annual liquidation amount of the
Notes for the years 2005-2007 is $246.3 million.  Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 2004, are as follows:

                                            Scheduled                Interest              Amount
             Class                        Maturity Date                Rate            (in thousands)
             -----                        -------------                ----             ------------

              A-6                 September 25, 2006                  6.38%                  423,956
              A-7                 December 26, 2007                   6.42%                  314,944
                                                                                   -----------------
                                                                                   $         738,900
                                Less:  Current Maturities                                   (246,300)
                                Less:  Unamortized Discount                                     (203)
                                                                                   -----------------
                                Long-Term Debt Net of Discount                     $         492,397
                                                                                   =================

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the
Transition Property of SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC.  SCE Funding LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or 1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers.  SCE
Funding LLC incurred a total of $2.3 million in servicing, administration and trustee fees in 2004.  SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

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