Form 10-Q
period 2005-03-31
SCE FUNDING LLC
filed 2005-05-09
CIK 1041856

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
      For the quarterly period ended March 31, 2005.

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
the past 90 days.  YES   |X|   NO
                        -----     --

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).  YES __ NO |X|
                          ----

                                           PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                  (in thousands)

                                                                     March 31,                December 31,
                                                                        2005                      2004
                                                               -----------------------   -----------------------
                                                                    (Unaudited)

                            ASSETS
                            ------

Current Assets:
        Cash & equivalents                                        $         1,920           $        1,915
        Restricted funds                                                   58,403                   61,375
        Current portion of note receivable                                246,267                  246,300
        Other receivable                                                        4                        8
                                                               -----------------------   -----------------------
             Total Current Assets                                         306,594                  309,598
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 425,287                  486,953
        Unamortized bond issuance costs                                     5,016                    5,473
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      430,303                  492,426
                                                               -----------------------   -----------------------

       Total Assets                                               $       736,897           $      802,024
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY
               -------------------------------

Current Liabilities:
        Interest payable                                          $           601            $         656
        Current portion of long-term debt                                 246,267                  246,300
        Miscellaneous accrued expenses                                     25,461                   29,059
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    272,329                  276,015
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          430,276                  492,397
                                                               -----------------------   -----------------------

Member's equity                                                            34,292                   33,612
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $       736,897           $      802,024
                                                               =======================   =======================

                     The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                    (Unaudited)
                                                  (in thousands)

                                                                                 3 Months Ended
                                                                                   March 31,
                                                             -------------------------------------------------------
                                                                      2005                           2004
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         12,735               $        16,378
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       12,735                        16,378
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   12,235                         16,164
        Other Expenses                                                        612                            668
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      12,847                         16,832
                                                             ------------------------       ------------------------

             Net Loss                                                        (112)                         (454)

        Member's Equity, beginning of period                               33,612                        31,293
        Member Contributions (Transfers) - net                                792                           906
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         34,292               $        31,745
                                                             ========================       ========================

                     The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   3 Months Ended
                                                                                     March 31,
                                                                 ---------------------------------------------------
                                                                          2005                       2004
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Loss                                                              $        (112)            $         (454)
Adjustment to reconcile net loss to net
cash (used) provided by operating activities:
Amortization                                                                      1                          1
Changes in working capital:
     Restricted funds                                                         2,972                        963
     Other receivable                                                             4                          5
     Interest payable                                                           (55)                       (55)
     Miscellaneous accrued expenses                                          (3,597)                    (1,146)
                                                                 ------------------------   ------------------------
Net Cash Used by Operating Activities                                          (787)                     (686)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                           (62,172)                  (62,196)
     Capital Transfer from SCE                                                  792                       906
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                       (61,380)                  (61,290)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                    62,172                    62,196
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                    62,172                    62,196
                                                                 ------------------------   ------------------------

Net increase in cash and equivalents                                              5                       220
Cash and equivalents, beginning of period                                     1,915                     1,443
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,920             $       1,663
                                                                 ========================   ========================

Cash payments for interest                                             $     11,817              $     15,745

                     The accompanying notes are an integral part of these financial statements

SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

         In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

         SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial
Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.  SCE Funding LLC follows the same accounting policies for interim reporting purposes.  Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year.  This quarterly report should be read in conjunction with SCE Funding LLC's Annual
Report on Form 10-K.

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

         Certain prior-period amounts were reclassified to conform to the March 31, 2005 financial statement presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q.  Such analysis should be read in conjunction with the
Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in SCE Funding LLC's 2004 Annual Report on Form 10-K.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the
Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA
Charges.  Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the
Notes and the Certificates, and the rate of delinquencies and write-offs.  On August 19, 2004, SCE filed with the
CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.  On December 15, 2004, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  This filing decreased the FTA Charges for residential customers by 6.6%, from
..903 cents to .843 cents per kilowatt hour, and for small commercial customers by 6.6% from .955 cents to .892 cents per kilowatt hour, effective January 1, 2005.

         In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.  Through March 31, 2005, it was
not necessary to file any such routine quarterly true-up adjustment.

         Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by Standard & Poor's or P-1 or better by Moody's Investors Service, the Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer.  Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8, 2001.  SCE currently has short-term ratings of A-2 from Standard and Poor's and P-2 from Moody's.

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the three month period ended March 31, 2005, income generated from the Transition
Property was $12 million compared to $16 million for the same period in 2004.  The decrease is due to a lower outstanding note receivable from SCE.  Interest expense for the three months ended March 31, 2005 was

$12 million compared to $16 million for the same period in 2004.  The decrease is due to a lower outstanding balance of the Notes.  Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection period December 2004 through February 2005 (dated March 21, 2005), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $71.5 million. and were sufficient to pay 96%
of all scheduled distributions and related expenses on the Notes, requiring a principal withdrawal of $3.4 million from the reserve subaccount as provided under the Note Indenture.

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

Item 5.  Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's
Certificate for the collection period December 2004 through February 2005 (dated March 21, 2005), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the
FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

         (a)      See the Exhibit Index of this report below.

                                                    SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2005                                      SCE FUNDING LLC
                                                          as Registrant

                                                          By          /s/ Robert C. Boada
                                                              -----------------------------------------------------
                                                          Name:        Robert C. Boada
                                                          Title:       Chief Financial Officer (Duly Authorized
                                                                       Officer and Principal Financial Officer)

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
                     333-30785)*

 32                  Statement Pursuant to 18 U.S.C. 1350

 99.1                Quarterly Servicer's Certificate dated March 21, 2005

----------------

*  Incorporated by reference pursuant to Rule 12b-32.