Form 10-Q
period 2005-06-30
SCE FUNDING LLC
filed 2005-08-09
CIK 1041856

===================================================================================================================
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
      For the quarterly period ended June 30, 2005.

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
                          ----

Page

                                           PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                  SCE FUNDING LLC
                                                  BALANCE SHEETS
                                                  (in thousands)

                                                                      June 30,                December 31,
                                                                        2005                      2004
                                                               -----------------------   -----------------------
                                                                    (Unaudited)

                            ASSETS

Current Assets:
        Cash & equivalents                                        $         1,825           $        1,915
        Restricted funds                                                   55,256                   61,375
        Current portion of note receivable                                246,657                  246,300
        Other receivable                                                      100                        8
                                                               -----------------------   -----------------------
             Total Current Assets                                         303,838                  309,598
                                                               -----------------------   -----------------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                                 371,635                  486,953
        Unamortized bond issuance costs                                     4,560                    5,473
                                                               -----------------------   -----------------------
             Total Other Assets and Deferred Charges                      376,195                  492,426
                                                               -----------------------   -----------------------

       Total Assets                                               $       680,033           $      802,024
                                                               =======================   =======================

               LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
        Interest payable                                          $           554           $          656
        Current portion of long-term debt                                 246,657                  246,300
        Miscellaneous accrued expenses                                     21,428                   29,059
                                                               -----------------------   -----------------------
             Total Current Liabilities                                    268,639                  276,015
                                                               -----------------------   -----------------------

Long term debt - net of discount                                          376,167                  492,397
                                                               -----------------------   -----------------------

Member's equity                                                            35,227                   33,612
                                                               -----------------------   -----------------------

            Total Liabilities and Member's Equity                 $       680,033           $      802,024
                                                               =======================   =======================

                     The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                              STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                    (Unaudited)
                                                  (in thousands)

                                                                                 6 Months Ended
                                                                                    June 30,
                                                             -------------------------------------------------------
                                                                      2005                           2004
                                                             ------------------------       ------------------------

OPERATING REVENUES:
        Interest Income                                          $         24,629               $         31,068
                                                             ------------------------       ------------------------
             Total Operating Revenue                                       24,629                         31,068
                                                             ------------------------       ------------------------

OPERATING EXPENSES:
        Interest Expense                                                   23,486                         31,343
        Other Expenses                                                      1,074                          1,272
                                                             ------------------------       ------------------------
             Total Operating Expenses                                      24,560                         32,615
                                                             ------------------------       ------------------------

             Net Income (Loss)                                                 69                         (1,547)

        Member's Equity, beginning of period                               33,612                         31,293
        Member Contributions - net                                          1,546                          1,054
                                                             ------------------------       ------------------------
             Member's Equity, end of period                      $         35,227               $         30,800
                                                             ========================       ========================

                     The accompanying notes are an integral part of these financial statements

                                                  SCE FUNDING LLC
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)

                                                                                   6 Months Ended
                                                                                      June 30,
                                                                 ---------------------------------------------------
                                                                          2005                       2004
                                                                 ------------------------   ------------------------

Cash Flows from Operating Activities:
Net Income (Loss)                                                     $          69             $       (1,547)
Adjustment to reconcile net income (loss) to net
     cash used by operating activities:
Amortization                                                                      1                          3
Changes in working capital:
     Restricted funds                                                         6,119                       (364)
     Other receivable                                                           (92)                        (1)
     Interest payable                                                          (102)                      (103)
     Miscellaneous accrued expenses                                          (7,631)                     1,173
                                                                 ------------------------   ------------------------
Net Cash Used by Operating Activities                                        (1,636)                      (839)
                                                                 ------------------------   ------------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes                          (115,907)                  (115,542)
     Capital Transfer from SCE                                                1,546                       1,054
                                                                 ------------------------   ------------------------
Net Cash Used by Financing Activities                                      (114,361)                    (114,488)
                                                                 ------------------------   ------------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                                   115,907                    115,542
                                                                 ------------------------   ------------------------
Net Cash Provided by Investing Activities                                   115,907                    115,542
                                                                 ------------------------   ------------------------

Net (decrease) increase in cash and equivalents                                 (90)                       215
Cash and equivalents, beginning of period                                     1,915                      1,443
                                                                 ------------------------   ------------------------
Cash and equivalents, end of period                                   $       1,825             $        1,658
                                                                 ========================   ========================
Cash payments for interest                                            $      22,642             $       30,499

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

         Certain prior-period amounts were reclassified to conform to the June 30, 2005 financial statement presentation.

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

         In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture.  Through June 30, 2005, it was
not necessary to file any such routine quarterly true-up adjustment.

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

         The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the six month period ended June 30, 2005, income generated from the Transition Property was $23 million compared to $31 million for the same period in 2004.  The decrease is due to a lower outstanding note receivable from SCE.  Interest expense for the six months ended June 30, 2005 was

$23 million compared to $31 million for the same period in 2004.  The decrease is due to a lower outstanding balance of the Notes.  Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

         Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection period March 2005 through May 2005 (dated June 21, 2005), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $62.3 million. and were sufficient to pay 95% of all scheduled distributions and related expenses on the Notes, requiring a principal withdrawal of $3.2 million from the reserve subaccount as provided under the Note Indenture.

Forward-looking Information

         The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations, and
elsewhere in this quarterly report, there are "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.  Forward-looking statements reflect the Note Issuer's current expectations and projections about future events based on its knowledge of present facts and assumptions about future events and include any statement that does not directly relate to a historical or current fact.  In this report, the words "could," "estimates," "expects," "projects," "will," "should," and variations of such words and similar expressions, or discussions of strategy or of plans, are intended to identify forward-looking statements.  Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated.  Some of the risks and uncertainties that could cause actual results to differ materially or otherwise affect the Note Issuer are the commencement and outcome of voter initiatives and legal or regulatory proceedings challenging the collection of FTA Charges or payment of the Notes or
Certificates.  The information contained in this report is subject to change without notice.  Forward-looking statements speak only as of the date they are made and the Note Issuer is not obligated to publicly update or revise forward-looking statements.  Readers should review future reports filed by the Note Issuer with the
Securities and Exchange Commission.

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

Item 5.  Other Information.

         Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly Servicer's
Certificate for the collection period March 2005 through May 2005 (dated June 21, 2005), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

         (a)      See the Exhibit Index of this report below.

                                                    SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2005                                  SCE FUNDING LLC
                                                          as Registrant

                                                          By:    /s/ Robert C. Boada
                                                          -------------------------------------------------
                                                          Name:  Robert C. Boada
                                                          Title: Vice President and Chief Financial Officer
                                                                 (Duly Authorized Officer and Principal
                                                                 Financial Officer)

Page

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
               333-30785)*

       32      Statement Pursuant to 18 U.S.C. 1350

      99.1     Quarterly Servicer's Certificate dated June 21, 2005

----------------

*  Incorporated by reference pursuant to Rule 12b-32.