Form 10-Q
period 2005-09-30
SCE FUNDING LLC
filed 2005-11-04
CIK 1041856

                                               UNITED STATES
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
     For the quarterly period ended September 30, 2005.

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

Indicate by check mark |X| whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.  YES   |X|   NO

Indicate by check mark |X| whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act).  YES __ NO |X|

Indicate  by check mark |X|  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the
Exchange Act).  YES __ NO |X|

                                        PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              SCE FUNDING LLC
                                               BALANCE SHEETS
                                               (in thousands)

                                                      September 30,         December 31,
                                                           2005                 2004
                                                    -------------------  -------------------
                                                    -------------------  -------------------
                                                       (Unaudited)

                      ASSETS

Current Assets:
       Cash and equivalents                            $      2,627         $     1,915
       Restricted funds                                      63,737              61,375
       Current portion of note receivable                   246,668             246,300
       Other receivable                                           -                   8
                                                    -------------------  -------------------
           Total Current Assets                             313,032             309,598
                                                    -------------------  -------------------

Other Assets and Deferred Charges:
       Note receivable - net of discount                    310,716             486,953
       Unamortized bond issuance costs                        4,104               5,473
                                                    -------------------  -------------------
           Total Other Assets and Deferred Charges          314,820             492,426
                                                    -------------------  -------------------

      Total Assets                                     $    627,852         $   802,024
                                                    ===================  ===================

          LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
       Interest payable                                $        499         $       656
       Current portion of long-term debt                    246,668             246,300
       Miscellaneous accrued expenses                        29,632              29,059
                                                    -------------------  -------------------
           Total Current Liabilities                        276,799             276,015
                                                    -------------------  -------------------

Long term debt - net of discount                            314,793             492,397
                                                    -------------------  -------------------

Member's equity                                              36,260              33,612
                                                    -------------------  -------------------

       Total Liabilities and Member's Equity           $    627,852         $   802,024
                                                    ===================  ===================

                 The accompanying notes are an integral part of these financial statements

                                              SCE FUNDING LLC
                          STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                (Unaudited)
                                               (in thousands)

                                                                 9 Months Ended
                                                                  September 30,
                                                   --------------------------------------------
                                                   --------------------------------------------
                                                          2005                     2004
                                                   -------------------      -------------------
                                                   -------------------      -------------------

OPERATING REVENUE:
       Interest Income                                 $     35,762            $      46,379
                                                   -------------------      -------------------
           Total Operating Revenue                           35,762                   46,379
                                                   -------------------      -------------------

OPERATING EXPENSES:
       Interest Expense                                      33,873                   45,664
       Other Expenses                                         1,507                    1,843
                                                   -------------------      -------------------
           Total Operating Expenses                          35,380                   47,507
                                                   -------------------      -------------------

           Net Income (Loss)                                    382                   (1,128)

       Member's Equity, beginning of period                  33,612                   31,293
       Member Contributions - net                             2,266                    2,271
                                                   -------------------      -------------------
           Member's Equity, end of period              $     36,260            $      32,436
                                                   ===================      ===================

                 The accompanying notes are an integral part of these financial statements

                                       SCE FUNDING LLC
                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                        (in thousands)

                                                                   9 Months Ended
                                                                   September 30,
                                                      -----------------------------------------
                                                             2005                  2004
                                                      -------------------   -------------------

Cash Flows from Operating Activities:
Net Income (Loss)                                         $       382           $   (1,128)
Adjustment to reconcile net income (loss) to net
    cash used by operating activities:
Amortization                                                        2                    3
Changes in working capital:
     Restricted funds                                          (2,362)              (3,537)
     Other receivable                                               8                    1
     Interest payable                                            (157)                (157)
     Miscellaneous accrued expenses                               573                3,017
                                                      -------------------   -------------------
Net Cash Used by Operating Activities                          (1,554)              (1,801)
                                                      -------------------   -------------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes            (177,288)            (176,916)
     Capital Transfer from SCE                                  2,266                2,271
                                                      -------------------   -------------------
Net Cash Used by Financing Activities                        (175,022)            (174,645)
                                                      -------------------   -------------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                     177,288              176,916
                                                      -------------------   -------------------
Net Cash Provided by Investing Activities                     177,288              176,916
                                                      -------------------   -------------------

Net increase in cash and equivalents                              712                  470
Cash and equivalents, beginning of period                       1,915                1,443
                                                      -------------------   -------------------
Cash and equivalents, end of period                       $     2,627           $    1,913
                                                      ===================   ===================
Cash payments for interest                                $    32,610           $   44,401

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

        Certain prior-period amounts were reclassified to conform to the September 30, 2005 financial statement presentation.

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

        In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition
Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges.  Such adjustments will be based on actual collections and updated assumptions by the
Servicer as to future usage of electricity by specified customers, future expenses relating to the
Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs.  On
December 15, 2004, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing.  This filing decreased the FTA Charges for residential customers by 6.6%, from .903 cents to .843 cents per kilowatt hour, and for small commercial customers by 6.6% from .955 cents to .892 cents per kilowatt hour, effective January 1, 2005.  On August 19, 2005, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing.  The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time.

        In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by
SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the
General Subaccount) is below the required level.  The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note
Indenture.  Through September 30, 2005, it was not necessary to file any such routine quarterly true-up adjustment.

        Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by Standard and Poor's or P-1 or better by Moody's Investors Service, the
Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer.  Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8, 2001.  SCE currently has short-term ratings of A-2 from
Standard and Poor's and P-2 from Moody's.

        The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto.  Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income.  During the nine month period ended September 30, 2005, income generated from the Transition Property was $34 million compared to $46 million for the same period in
2004.  The decrease is due to a lower outstanding note receivable from SCE.  Interest expense for the nine months ended September 30, 2005 was $34 million compared to $46 million for the same period in 2004.

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

        Attached as Exhibit 99.1 is the Quarterly Servicer's Certificate for the collection period June
2005 through August 2005 (dated September 20, 2005), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture.  As noted therein on page 2 line 4e, collections of FTA
Charges and interest earnings thereon (the General Subaccount Balance) totaled $74.3 million. and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes.

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

Item 5.  Other Information.

        Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly
Servicer's Certificate for the collection period June 2005 through August 2005 (dated September 20, 2005), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

        (a)    See the Exhibit Index of this report below.

                                                 SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 4, 2005                       SCE FUNDING LLC
                                               as Registrant

                                               By    /s/  Robert C. Boada
                                               --------------------------------------------------
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
      32               Statement Pursuant to 18 U.S.C. 1350
     99.1              Quarterly Servicer's Certificate dated September 20, 2005

----------------

*  Incorporated by reference pursuant to Rule 12b-32.