Form 10-K
period 2005-12-31
SCE FUNDING LLC
filed 2006-03-07
CIK 1041856

===============================================================================================================
                                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549

                                                   FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K AND IS
THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005.
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
   maturing serially from 2006 to 2009, and underlying SCE Funding LLC Notes of the same respective classes
---------------------------------------------------------------------------------------------------------------
                                               (Title of Class)

Page

Indicate  by check  mark if the  registrant  is a  well-known  seasoned  issuer,  as defined in Rule 405 of the
Securities Act.  Yes |_|    No |X|

Indicate by check mark if the  registrant  is not  required to file  reports  pursuant to Section 13 or Section
15(d) of the Exchange Act.  Yes |_|    No |X|

Indicate by check mark whether the registrant  (1) has filed all reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.
Yes |X|    No |_|

Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant to Item 405 of  Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this Form 10-K or any amendment to this Form
10-K.  |X|

Indicate  by check mark  whether  the  registrant  is a large  accelerated  filer,  an  accelerated  filer or a non-accelerated  filer. See definition of "accelerated  filer" and "large  accelerated filer" in Rule 12b-12 of the Exchange Act. (Check One):
Large Accelerated Filer |_|    Accelerated Filer  |_|     Non-accelerated filer   |X|

Indicate by check mark  whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the  Exchange
Act).  Yes |_|    No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was $0.

                                      DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Page

                                                    PART I

ITEM 1.  BUSINESS

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

In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires SCE, as the servicer of the Transition Property
(Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the
Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On August
19, 2005, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time. On December 15, 2005, SCE filed with the
CPUC a routine annual true-up mechanism advice letter filing. This filing decreased the FTA Charges for residential customers by 7.0%, from .843 cents to .784 cents per kilowatt hour, and for small commercial customers by 7.0% from .892 cents to .829 cents per kilowatt hour, effective January 1, 2006.

In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General
Subaccount) is below the required level. The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture. Through
December 31, 2005, it was not necessary to file any such routine quarterly true-up adjustment.

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 2005.

                                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
         SECURITIES

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least
0.5% of the original principal amount of all series of Notes which remains outstanding. As of December 31,
2005, the original principal amount of all series of Notes (Class A-6 through A-7) which then remained outstanding and is scheduled for liquidation during the years 2006-2007 is $492.6 million. In 2005, the Note Issuer made a cash distribution of $1.75 million to SCE. There was no distribution in 2004. The Note Issuer made a cash distribution of $1.0 million in 2003.

The registered owner for each class of the Certificates is Cede & Co., as nominee of The Depository Trust
Company (DTC). The Note Issuer and the Trust are unable to ascertain the number of beneficial holders of
Certificates. The Certificates are not registered on any national securities exchange and do not trade on any established trading market.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2005, income generated from the Transition Property was $41 million compared with $57 million in 2004. The decrease is due to lower outstanding note receivables from SCE. Interest expense in 2005 was $43 million compared to $59 million in 2004. The decrease is due to lower outstanding balances on the Notes. Interest expense includes interest on the Notes, amortization of both debt issuance costs and the discount on the
Notes.

During the twelve months ending December 31, 2005, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $281 million. Collection of FTA Charges totaled $279 million. Scheduled distributions in 2005 were $291 million. Collections were sufficient to cover 96% of scheduled payments on the Notes. The remaining amounts were overcollected funds from prior quarters that were deposited into the reserve subaccounts as required by the note indenture. Interest earnings on restricted and unrestricted funds and prior period overcollections deposited to various restricted accounts are also used to assist with making the scheduled payments on the Notes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Note Issuer or the Trust.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference. In addition, attached with respect to the Note Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement (unaudited)
summarizing certain information with respect to collections from the Transition Property and payments on the
Notes and Certificates, an Annual Certificate of Compliance (unaudited) with respect to the Servicer's activities, and the Quarterly Servicer's Certificate (unaudited) for the collection periods September 2005 through November 2005 (dated December 8, 2005).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Not applicable to the Trust or the Note Issuer.

ITEM 9B.  OTHER INFORMATION

None.

                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

Not applicable to the Trust.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable to the Trust or the Note Issuer.

                                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                                               By:

                                               /s/ Thomas M. Noonan
                                               --------------------------------
                                               Thomas M. Noonan
                                               Chief Executive Officer

                                               Date:  March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                               Title                  Date
                     ---------                               -----                  ----

                                                        Director, Chief        March 7, 2006
/s/ Thomas M. Noonan                                   Executive Officer
-----------------------------------                      and President
Thomas M. Noonan                                     (Principal Executive
                                                           Officer)

                                                        Director, Vice         March 7, 2006
/s/ Mary C. Simpson                                      President and
-----------------------------------                  Treasurer (Principal
Mary C. Simpson                                          Financial and
                                                      Accounting Officer)

                                                           Director            March 7 , 2006
/s/ Anand Maniktala
-----------------------------------
Anand Maniktala

                                                        Exhibit Index
                                                        -------------

   Exhibit
    Number
   -------
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

_____________________

    *   Incorporated by reference pursuant to Rule 12b-32.

                            Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Member of SCE Funding LLC

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and member's equity present fairly, in all material respects, the financial position of SCE Funding
LLC at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management.
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

/s/ PricewaterhouseCoopers LLC
Los Angeles, California
March 7, 2006

Page

ITEM 8.  FINANCIAL STATEMENTS

                                       SCE FUNDING LLC
                                        BALANCE SHEETS
                                      As of December 31,
                                        (in thousands)

                     ASSETS                                  2005                    2004
                     ------                                  ----                    ----
Current Assets:
    Cash and equivalents                            $          879          $        1,915
    Restricted funds                                        56,890                  61,375
    Current portion of note receivable                     246,300                 246,300
    Interest receivable                                          2                       8
                                                  ---------------------------------------------
        Total Current Assets                               304,071                 309,598
                                                  ---------------------------------------------

Other Assets and Deferred Charges:
    Note receivable - net of discount                      242,544                 486,953
    Unamortized bond issuance costs                          3,648                   5,473
                                                  ---------------------------------------------
        Total Other Assets and Deferred Charges            246,192                 492,426
                                                  ---------------------------------------------

                  Total Assets                      $      550,263          $      802,024
                                                  =============================================

         LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
    Interest payable                                $          438          $          656
    Current portion of long-term debt                      246,300                 246,300
    Miscellaneous accrued expenses                          21,636                  29,059
                                                  ---------------------------------------------
        Total Current Liabilities                          268,374                 276,015
                                                  ---------------------------------------------

Long term debt - net of discount                           246,166                 492,397
                                                  ---------------------------------------------
Commitments (Notes 4 & 5)
Member's equity                                             35,723                  33,612
                                                  ---------------------------------------------

      Total Liabilities and Member's Equity         $      550,263          $      802,024
                                                  =============================================

                  The accompanying notes are an integral part of these financial statements.

Page

                                       SCE FUNDING LLC
                   STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   Year Ended December 31,
                                        (in thousands)

                                                 2005               2004          2003
                                                 ----               ----          ----
OPERATING REVENUE:
   Interest income                                 $46,087         $60,129       $75,147
                                          ----------------    -------------   -----------------
      Total Operating Revenue                       46,087          60,129        75,147
                                          ----------------    -------------   -----------------

OPERATING EXPENSES:
   Interest expense                                 43,275          59,000        74,299
   Other expenses                                    1,899           2,376         2,986
                                          ----------------    -------------   -----------------
      Total Operating Expenses                      45,174          61,376        77,285
                                          ----------------    -------------   -----------------

      Net Income (Loss)                                913          (1,247)       (2,138)
                                          ----------------    -------------   -----------------

   Member's Equity - beginning of year              33,612          31,293        73,484
   Deemed Dividend to SCE                                -               -       (44,771)
   Member Contributions -- net                       1,198           3,566         4,718
                                          ----------------     ------------   -----------------
      Member's Equity, end of year                 $35,723         $33,612       $31,293
                                          ================     ============   =================

                  The accompanying notes are an integral part of these financial statements.

Page

                                        SCE FUNDING LLC
                                   STATEMENTS OF CASH FLOWS
                                    Year Ended December 31,
                                        (in thousands)

                                                      2005           2004             2003
                                                      ----           ----             ----
Cash flows from Operating Activities:

Net Income (Loss)                                $     913       $  (1,247)      $    (2,138)
Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
Amortizations                                            2               3                 2
Changes in working capital:
    Restricted funds                                 4,485           5,095           (19,217)
    Other receivable                                     6              (3)               (1)
    Interest payable                                  (218)           (219)             (216)
    Miscellaneous accrued expenses                  (7,422)         (6,723)           16,842
                                                 --------------------------------------------
Net Cash Used by Operating Activities               (2,234)         (3,094)           (4,728)
                                                 --------------------------------------------
Cash Flows from Financing Activities:
Payment of principal on rate reduction notes      (246,300)       (246,300)         (246,300)
Capital Transfer from SCE                            1,198           3,566             4,718
                                                 --------------------------------------------
Net Cash Used by Financing Activities             (245,102)       (242,734)         (241,582)
                                                 --------------------------------------------
Cash Flows from Investing Activities:
Note Receivable Collections from SCE               246,300         246,300           246,300
                                                 --------------------------------------------
Net Cash Provided by Investing Activities          246,300         246,300           246,300
                                                 --------------------------------------------
Net Increase (decrease) in cash and equivalents     (1,036)            472               (10)
Cash and equivalents, beginning of year              1,915           1,443             1,453
                                                 --------------------------------------------
Cash and equivalents, end of year                $     879       $   1,915       $     1,443
                                                 =============================================
Cash payments for interest                       $  41,600       $  57,325       $    72,961
                                                 --------------------------------------------

                  The accompanying notes are an integral part of these financial statements.

Page

                                                SCE FUNDING LLC
                                         NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 2005

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

Page

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
As of December 31, 2005, the original principal amount of all series of Notes outstanding was $492.6 million.
In 2005, SCE Funding LLC made a cash distribution of $1.75 million to SCE. There were no distributions in
2004. In 2003, SCE Funding LLC made a cash distribution of $1.0 million to SCE.

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

Page

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value. In addition to these amounts, at December 31, 2005 and 2004, SCE Funding LLC had a financial asset
(representing its note receivable from SCE), and financial liabilities (representing its Notes to the Trust)
each with a cost basis of approximately $489 million and $733 million, respectively. The note receivable is carried at cost which approximates fair value. Fair value is estimated based on brokers' quotes of notes with similar characteristics. Financial liabilities are recorded at cost, with an approximate fair value of $493 million and $739 million at December 31, 2005 and 2004 respectively, and their fair value is based on brokers' quotes.

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

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the
Trustee by SCE as servicer of the Transition Property. Because of the negative impact the California energy crisis has had on SCE's credit ratings, effective January 2001, SCE began making daily rather than monthly remittances to the trustee. The debt service requirements include an overcollateralization amount of approximately $1.2 million per year, which will be retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to SCE Funding LLC and ultimately to SCE. The required annual liquidation amount of the Notes for the years 2006-2007 is $246.3 million. Scheduled maturities and interest rates for the Notes payable to the Trust at December 31, 2005, are as follows:

                                    Scheduled           Interest          Amount
           Class                  Maturity Date           Rate        (in thousands)
           -----                  -------------         --------       -----------

            A-6              September 25, 2006          6.38%      $      177,656
            A-7              December 26, 2007           6.42%             314,944
                                                                    ---------------
                                                                    $      492,600
                          Less:  Current Maturities                       (246,300)
                          Less:  Unamortized Discount                         (134)
                                                                    ---------------
                          Long-Term Debt Net of Discount            $      246,166

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the Transition Property of SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC. SCE Funding LLC shall pay an annual

Page

servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or
1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers. SCE Funding LLC incurred a total of $1.7 million in servicing, administration and trustee fees in
2005. SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

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