Form 10-Q
period 2006-03-31
SCE FUNDING LLC
filed 2006-05-08
CIK 1041856

============================================================================================================

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
For the quarterly period ended                  March 31, 2006

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

Indicate by check mark whether the  registrant  is a large  accelerated  filer,  an  accelerated  filer,  or non-accelerated  filer. See definition of "accelerated  filer and large accelerated  filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer |_|                     Accelerated Filer |_|              Non-Accelerated Filer |X|

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).
                                                                                       Yes |_|    No |X|

                                         PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              SCE FUNDING LLC
                                               BALANCE SHEETS
                                               (in thousands)

                                                      March 31,       December 31,
                                                        2006              2005
                                                    (Unaudited)
                         ASSETS

Current Assets:

        Cash and equivalents                      $    865          $    879

        Restricted funds                            50,357            56,890

        Current portion of note receivable         246,267           246,300

        Prepayments and other current assets            19                 2
                                                  ----------------- -----------------

           Total Current Assets                    297,508           304,071
                                                  ----------------- -----------------

Other Assets and Deferred Charges:

        Note receivable - net of discount          180,912           242,544

        Unamortized bond issuance costs              3,192             3,648
                                                  ----------------- -----------------
           Total Other Assets and Deferred
           Charges                                 184,104           246,192
                                                  ----------------- -----------------

Total Assets                                      $481,612          $550,263
                                                  ================= =================

        LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:

        Interest payable                          $    383         $     438

        Current portion of long-term debt          246,267           246,300

        Miscellaneous accrued expenses              13,997            21,636
                                                 ----------------- -----------------

           Total Current Liabilities               260,647           268,374
                                                 ----------------- -----------------

Long term debt - net of discount                   184,078           246,166
                                                 ----------------- -----------------

Member's equity                                     36,887            35,723
                                                  ----------------- -----------------

Total Liabilities and Member's Equity             $481,612          $550,263
                                                  ================= =================

     The accompanying notes are an integral part of these Financial Statements

                                              SCE FUNDING LLC
                          STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                (Unaudited)
                                               (in thousands)

                                                     3 Months Ended
                                                        March 31,
                                               ----------------------------
                                                   2006           2005

OPERATING REVENUE:

         Interest income                       $ 9,188        $ 12,735
                                               -------------- -------------
            Total Operating Revenue              9,188          12,735
                                               -------------- -------------

OPERATING EXPENSES:

         Interest expenses                       7,833          12,235
         Other expenses                            829             612
                                               -------------- -------------

            Total Operating Expenses             8,662          12,847
                                               -------------- -------------

            Net Income (Loss)                      526            (112)

         Member's Equity - beginning of
         period                                 35,723          33,612
         Capital Transfer from SCE                 638             792
                                               -------------- -------------
            Member's Equity, end of period     $36,887         $34,292
                                               ============== =============

The accompanying notes are an integral part of these Financial Statements

                                        SCE FUNDING LLC
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (in thousands)

                                                               3 Months Ended
                                                                  March 31,
                                                        ------------------------------
                                                            2006            2005
                                                        -------------   --------------

Cash Flows from Operating Activities:

 Net Income (Loss)                                       $  526             $(112)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Amortizations                                                 1                 1
Changes in working capital:
     Restricted funds                                     6,533             2,972
     Prepayment and other                                   (18)                4
     Interest payable                                       (55)              (55)
     Miscellaneous accrued expenses                      (7,639)           (3,597)
                                                        -------------   --------------
Net Cash Used by Operating Activities                      (652)             (787)
                                                        -------------   --------------
Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes       (62,138)          (62,172)
     Capital Transfer from SCE                              638               792
                                                        -------------   --------------
Net Cash Used by Financing Activities                   (61,500)          (61,380)
                                                        -------------   --------------
Cash Flows from Investing Activities:
     Note receivable collections from SCE                62,138            62,172
                                                        -------------   --------------
Net Cash Provided by Investing Activities                62,138            62,172
                                                        -------------   --------------

Net increase (decrease) in cash and equivalents             (14)                5
Cash and equivalents, beginning of period                   879             1,915
                                                        -------------   --------------
Cash and equivalents, end of period                     $   865         $   1,920
                                                        =============   ==============
Cash payments for interest                              $ 7,888         $  11,817
                                                        -------------   --------------

      The accompanying notes are an integral part of these Financial Statements

SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

        In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

        SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial
Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission. SCE Funding LLC follows the same accounting policies for interim reporting purposes. Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with SCE
Funding LLC's Annual Report on Form 10-K.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial
Statements included in SCE Funding LLC's 2005 Annual Report on Form 10-K.

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

        In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by
SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the
General Subaccount) is below the required level. The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note
Indenture. Through March 31, 2006 , it was not necessary to file any such routine quarterly true-up adjustment.

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

        The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the three month period ended March 31, 2006, income generated from the Transition Property was $9 million compared to $12 million for the same period in 2005. The decrease is due to a lower outstanding note receivable from SCE. Interest expense for the three months ended March 31, 2006 was $8 million compared to $12 million for the same period in 2005. The decrease is due to a lower outstanding balance of the Notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

        Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period December
2005 through February 2006 (dated March 14, 2006), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture. As noted therein on page 2 line 4e, collections of FTA
Charges and interest earnings thereon (the General Subaccount Balance) totaled $66.7 million and were sufficient to pay 94% of all scheduled distributions and related expenses on the Notes.

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

Item 5.  Other Information.

        Attached, with respect to the Note Issuer and the Trust, as Exhibit 99.1 is the Quarterly
Servicer's Certificate for the collection period December 2005 through February 2006 (dated March 14,
2006), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

        (a)    See the Exhibit Index of this report below.

                                                 SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 8, 2006                            SCE FUNDING LLC
                                               as Registrant

                                               By:        /s/Thomas M. Noonan
                                                          -------------------
                                               Name:      Thomas M. Noonan
                                               Title:     Chief Executive Officer

                                               Exhibit Index

      SCE Funding LLC

      32               Statement Pursuant to 18 U.S.C. 1350
      99               Quarterly Servicer's Certificate (Unaudited)