Form 10-Q
period 2006-06-30
SCE FUNDING LLC
filed 2006-08-08
CIK 1041856

===============================================================================================================
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
For the quarterly period ended                       June 30, 2006

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
                                                                                       Yes |_|    No |X|

                                         PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                SCE FUNDING LLC
                                                BALANCE SHEETS
                                                (in thousands)

                                                       June 30,        December 31,
                                                         2006              2005
                                                     (Unaudited)

                           ASSETS

Current Assets:

        Cash and equivalents                       $          893    $          879
        Restricted funds                                   47,818            56,890
        Current portion of note receivable                246,654           246,300
        Prepayments and other current assets                   13                 2
                                                   ----------------- --------------
           Total Current Assets                           295,378           304,071
                                                   ----------------- --------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                 126,871           242,544
        Unamortized bond issuance costs                     2,736             3,648
                                                  ----------------- ---------------
           Total Other Assets and Deferred
           Charges                                        129,607           246,192
                                                   ----------------- --------------
        Total Assets                               $      424,985    $      550,263
                                                   ================= ==============

         LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:

        Interest payable                           $          335    $          438
        Current portion of long-term debt                 246,654           246,300
        Miscellaneous accrued expenses                     10,341            21,636
                                                   ----------------- --------------
           Total Current Liabilities                      257,330           268,374
                                                   ----------------- --------------

Long term debt - net of discount                          129,582           246,166
                                                   ----------------- --------------

Member's equity                                            38,073            35,723
                                                   ----------------- --------------

        Total Liabilities and Member's Equity      $      424,985    $      550,263
                                                   ================= ==============

     The accompanying notes are an integral part of these financial statements.

                                                SCE FUNDING LLC
                            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                  (Unaudited)
                                                (in thousands)

                                                     6 Months Ended
                                                        June 30,
                                               ----------------------------
                                                   2006             2005

OPERATING REVENUE:

         Interest income                       $       17,399 $      24,629
                                               -------------- -------------
            Total Operating Revenue                    17,399        24,629
                                               -------------- -------------

OPERATING EXPENSES:
         Interest expense                             15,629         23,486
         Other expenses                                  658          1,074
                                               -------------- -------------
            Total Operating Expenses                  16,287         24,560
                                               -------------- -------------
            Net Income                                 1,112             69

         Member's Equity-beginning of
         period                                       35,723         33,612

         Capital Transfer from SCE                     1,238          1,546
                                               -------------- -------------

            Member's Equity, end of period     $      38,073  $      35,227
                                               ============== =============

The accompanying notes are an integral part of these financial statements.

                                        SCE FUNDING LLC
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (in thousands)

                                                               6 Months Ended
                                                                  June 30,
                                                        ------------------------------
                                                            2006              2005
                                                        -------------   --------------

Cash Flows from Operating Activities:

Net Income                                              $       1,112    $          69
Adjustments to reconcile net income to net cash
used by operating activities:
Amortizations                                                       1                1
Changes in working capital:
     Restricted funds                                           9,072            6,119
     Prepayment and other current assets                          (11)             (92)
     Interest payable                                            (103)            (102)
     Miscellaneous accrued expenses                           (11,295)          (7,631)
                                                        -------------   --------------
Net Cash Used by Operating Activities                          (1,224)          (1,636)
                                                        -------------   --------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes            (116,264)        (115,907)
     Capital Transfer from SCE                                  1,238            1,546
                                                        -------------   --------------
Net Cash Used by Financing Activities                        (115,026)        (114,361)
                                                        -------------   --------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                     116,264          115,907
                                                        -------------   --------------

Net Cash Provided by Investing Activities                     116,264          115,907
                                                        -------------   --------------

Net increase (decrease) in cash and equivalents                    14              (90)
Cash and equivalents, beginning of period                         879            1,915
                                                        -------------   --------------
Cash and equivalents, end of period                     $         893   $        1,825
                                                        =============   ==============
Cash payments for interest                              $      14,786   $       22,642
                                                        -------------   --------------

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
Through June 30, 2006, it was not necessary to file any such routine quarterly true-up adjustment.

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

        The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the six month period ended June 30, 2006, income generated from the Transition Property was $17 million compared to $23 million for the same period in 2005. The decrease is due to a lower outstanding note receivable from SCE. Interest expense for the six months ended June 30, 2006 was $16 million compared to $23 million for the same period in 2005. The decrease is due to a lower outstanding balance of the Notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

        Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period March 2006 through May 2006 (dated June 20, 2006), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture. As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $59.1 million and were sufficient to pay 96% of all scheduled distributions and related expenses on the Notes ($61.6 million) for the scheduled Note payment due
(June 26, 2006), requiring a principal withdrawal of $2.7 million from the reserve subaccount as provided under the Note Indenture.

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

Item 5.  Other Information.

        Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's
Certificate for the collection period March 2006 through May 2006 (dated June 20, 2006), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA
Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

        (a)    See the Exhibit Index of this report below.

                                                       9

                                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2006                         SCE FUNDING LLC
                                               as Registrant

                                               By         /s/ Thomas M. Noonan
                                               --------------------------------------
                                               Name:      Thomas M. Noonan
                                               Title:     Chief Executive Officer

                                                 Exhibit Index

      SCE Funding LLC

      32               Statement Pursuant to 18 U.S.C. 1350
      99               Quarterly Servicer's Certificate (Unaudited)