Form 10-Q
period 2006-09-30
SCE FUNDING LLC
filed 2006-11-03
CIK 1041856

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
For the quarterly period ended                       September 30, 2006

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
                                                                                       Yes |_|    No |X|

                                         PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                SCE FUNDING LLC
                                                BALANCE SHEETS
                                                (in thousands)

                                                     September 30,     December 31,
                                                         2006              2005
                                                     (Unaudited)

                           ASSETS

Current Assets:
        Cash and equivalents                       $        1,867    $          879
        Restricted funds                                   60,461            56,890
        Current portion of note receivable                246,664           246,300
        Prepayments and other current assets                    6                 2
                                                   ----------------- -----------------
           Total Current Assets                           308,998           304,071
                                                   ----------------- -----------------

Other Assets and Deferred Charges:
        Note receivable - net of discount                  65,941           242,544
        Unamortized bond issuance costs                     2,280             3,648
                                                   ----------------- -----------------
           Total Other Assets and Deferred Charges         68,221           246,192
                                                   ----------------- -----------------
        Total Assets                                      377,219           550,263
                                                   ================= =================

        LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:

        Interest payable                           $         280                438
        Current portion of long-term debt                246,664            246,300
        Miscellaneous accrued expenses                    22,683             21,636
                                                   ----------------- -----------------
           Total Current Liabilities                     269,627            268,374
                                                   ----------------- -----------------

Long term debt - net of discount                          68,198            246,166
                                                   ----------------- -----------------

Member's equity                                           39,394             35,723
                                                   ----------------- -----------------

        Total Liabilities and Member's Equity      $     377,219      $     550,263
                                                   ================= =================

     The accompanying notes are an integral part of these financial statements.

                                                SCE FUNDING LLC
                            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                                 (Unaudited)
                                                (in thousands)

                                                     9 Months Ended
                                                      September 30,
                                               ----------------------------
                                                   2006           2005

OPERATING REVENUE:

         Interest income                       $       24,876  $     35,762
                                               -------------- -------------
            Total Operating Revenue                    24,876        35,762
                                               -------------- -------------

OPERATING EXPENSES:

         Interest expense                              22,082        33,873
         Other expenses                                   928         1,507
                                               -------------- -------------

            Total Operating Expenses                   23,010        35,380
                                               -------------- -------------

            Net Income                                  1,866           382

         Member's Equity, beginning of period         35,723         33,612
         Capital Transfer from SCE                     1,805          2,266
                                               -------------- -------------
            Member's Equity, end of period     $      39,394  $      36,260
                                               ============== =============

The accompanying notes are an integral part of these financial statements.

                                        SCE FUNDING LLC
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                         (in thousands)

                                                               9 Months Ended
                                                                September 30,
                                                        ------------------------------
                                                            2006            2005
                                                        -------------   --------------

Cash Flows from Operating Activities:
Net Income                                              $       1,866   $          382
Adjustments to reconcile net income to net cash
used by operating activities:
Amortizations                                                       3                2
Changes in working capital:
     Restricted funds                                          (3,571)          (2,362)
     Prepayment and other current assets                           (4)               8
     Interest payable                                            (158)            (157)
     Miscellaneous accrued expenses                             1,047              573
                                                        -------------   --------------

Net Cash Used by Operating Activities                            (817)          (1,554)
                                                        -------------   --------------

Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes            (177,656)        (177,288)
     Capital Transfer from SCE                                  1,805            2,266
                                                        -------------   --------------
Net Cash Used by Financing Activities                        (175,851)        (175,022)
                                                        -------------   --------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE                     177,656          177,288
                                                        -------------   --------------
Net Cash Provided by Investing Activities                     177,656          177,288
                                                        -------------   --------------

Net increase in cash and equivalents                              988              712
Cash and equivalents, beginning of period                         879            1,915
                                                        -------------   --------------
Cash and equivalents, end of period                     $       1,867   $        2,627
                                                        =============   ==============

Cash payments for interest                              $      20,820   $       32,610
                                                        -------------   --------------

     The accompanying notes are an integral part of these financial statements.

SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

        In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

        SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial
Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission. SCE Funding LLC follows the same accounting policies for interim reporting purposes. Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with SCE Funding LLC's
2005 Annual Report on Form 10-K.

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

        In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to
the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition
Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the
Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition
Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On August 15, 2006,
SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing confirmed that the
FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time. On December 15, 2005, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing. This filing decreased the FTA Charges for residential customers by 7.0%, from .843 cents to .784 cents per kilowatt hour, and for small commercial customers by
7.0% from .892 cents to .829 cents per kilowatt hour, effective January 1, 2006.

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
Through September 30, 2006, it was not necessary to file any such routine quarterly true-up adjustment.

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

        The Note Issuer is limited by its organizational documents from engaging in any activities other than owning the Transition Property, issuing notes secured by the Transition Property and other limited collateral, and activities related thereto. Accordingly, income statement effects are limited primarily to income generated from the Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the nine month period ended September 30, 2006, income generated from the Transition Property was $23 million compared to $34 million for the same period in 2005.
The decrease is due to a lower outstanding note receivable from SCE. Interest expense for the nine months ended September 30, 2006 was $22 million compared to $34 million for the same period in 2005. The decrease is due to a lower outstanding balance of the Notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

        Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period June 2006 through August 2006 (dated September 20, 2006), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture. As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $73.1 million and were sufficient to pay
100% of all scheduled distributions and related expenses on the Notes ($73.1 million) for the scheduled Note payment due (September 25, 2006), requiring a principal withdrawal of $0.98 million from the reserve subaccount as provided under the Note Indenture.

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

Item 5.  Other Information.

        Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the Quarterly Servicer's
Certificate for the collection period June 2006 through August 2006 (dated September 20, 2006), delivered pursuant to the Note Indenture, which includes information relating to the collection and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

        (a)    See the Exhibit Index of this report below.

                                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 3, 2006                       SCE FUNDING LLC
                                               as Registrant

                                               By         /s/ Thomas M. Noonan
                                               -----------------------------------------
                                               Name:      Thomas M. Noonan
                                               Title:     Chief Executive Officer

Item 6.  Exhibit Index

            SCE Funding LLC

            32         Statement Pursuant to 18 U.S.C. 1350
            99         Quarterly Servicer's Certificate (Unaudited)