Form 10-K
SCE FUNDING LLC
filed 2007-03-02
CIK 1041856

===============================================================================================================
                                                 UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION
                                            Washington, D.C. 20549
---------------------------------------------------------------------------------------------------------------

                                                   FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K AND IS
THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006.
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

---------------------------------------------------------------------------------------------------------------
                            California Infrastructure and Economic Development Bank
---------------------------------------------------------------------------------------------------------------
                    Special Purpose Trust SCE-1 Rate Reduction Certificates, Series 1997-1:
                                         Class A-7 6.42% Certificates,
                              maturing 2009, and underlying SCE Funding LLC Notes
---------------------------------------------------------------------------------------------------------------
                                               (Title of Class)

Page i

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $0.

                                      DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.
===============================================================================================================

Page ii

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

The only material business conducted by the Note Issuer has been the acquisition of Transition Property
(which is reported as a note receivable on the financial statements); and the issuance on December 11, 1997, of $2,463,000,000 in principal amount of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class
A-7 (Notes), with scheduled maturities ranging from one to ten years and final maturities ranging from three to twelve years (the Notes are scheduled to be paid in full by 2007); the receipt of amounts payable pursuant to the Transition Property; the payment of principal and interest with respect to the Notes; and related activities. The Notes were issued pursuant to an indenture between the Note Issuer and Bankers Trust Company of California, N.A., (now Deutsche Bank National Trust Company), as trustee (Indenture). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1, a
Delaware business trust (Trust), which issued certificates corresponding to each class of Notes
(Certificates) in a public offering.

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

Property (Servicer), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the
Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. On August
15, 2006, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing confirmed that the FTA Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time. On December 22, 2006, SCE filed with the
CPUC a routine annual true-up mechanism advice letter filing. This filing decreased the FTA Charges for residential customers by 9.1%, from .784 cents to .713 cents per kilowatt hour, and for small commercial customers by 9.1% from .829 cents to .754 cents per kilowatt hour, effective January 1, 2007.

In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than assumed and the balance in the Collection Account (excluding the General
Subaccount) is below the required level. The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture. Through
December 31, 2006, it was not necessary to file any such routine quarterly true-up adjustment.

Under the Servicing Agreement, during any period in which the Servicer does not maintain a short-term rating of A-1 or better by Standard and Poor's or P-1 or better by Moody's Investors Service (Moody's), the Servicer must remit to the collection account maintained with the trustee for the Notes the total payments of FTA
Charges estimated to have been received by the Servicer on a given business day within two business days after receipt thereof by the Servicer. Because of downgrades in its short-term ratings, SCE began making such daily remittances on January 8, 2001. SCE currently has a short-term rating of A-2 from Standard and Poor's and
P-2 from Moody's.

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

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings affecting either the Note Issuer or the Trust occurred in 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

No matters were submitted for a vote or consent of holders of the Certificates in 2006.

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

The Indenture prohibits the Note Issuer from making any distributions to the sole member from the amounts allocated to the Note Issuer unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least
0.5% of the original principal amount of all series of Notes which remains outstanding. As of December 31,
2006, the original principal amount of all series of Notes (Class A-7) which then remained outstanding and is scheduled for liquidation during the year 2007 is $246.3 million. On February 13, 2007, the Note Issuer made a cash distribution of $1.5 million. There were no distributions in 2006 or 2004. In 2005, the Note
Issuer made cash distributions of $1.75 million and $1.0 million, respectively.

The registered owner for each class of the Certificates is Cede and Co., as nominee of The Depository Trust
Company (DTC). The Note Issuer and the Trust are unable to ascertain the number of beneficial holders of
Certificates. The Certificates are not registered on any national securities exchange and do not trade on any established trading market.

ITEM 6.  SELECTED FINANCIAL DATA

Omitted pursuant to Instruction I of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to
Instruction I of Form 10-K.

As discussed under Item 1 (Business), the Note Issuer was organized in June 1997 for limited purposes, and on
December 11, 1997, the Note Issuer issued Notes in order to purchase Transition Property, which is classified as a note receivable on the financial statements included under Item 8 (Financial Statements and
Supplementary Data). As the Note Issuer is restricted by its organizational documents from engaging in activities interest other than those described in Item 1 (Business), income statement effects were limited primarily to interest income generated from the note receivable related to the Transition Property, interest expense on the Notes and incidental investment interest income.

In 2006, interest income generated from the note receivable related to the Transition Property was $26 million compared with $41 million in 2005. The decrease is due to lower outstanding balance on the note receivable from SCE. Interest expense in 2006 was $28 million compared to $43 million in 2005. The decrease is due to lower outstanding balances on the Notes. Interest expense includes interest on the Notes, amortization of both debt issuance costs and the discount on the Notes.

During the twelve months ended December 31, 2006, the non-bypassable FTA Charges billed to residential and small commercial customers totaled $268 million. Collection of FTA Charges totaled $268 million. Scheduled distributions in 2006 were $275 million. Restricted funds in the amount of $7 million were used to support the scheduled distributions in excess of FTA charges collected. Interest earnings on restricted and unrestricted funds and prior period overcollections deposited to various restricted accounts are also used to assist with making the scheduled payments on the Notes. The Notes are scheduled to be paid off in December
2007 and the nonbypassable rates being charged to customers are expected to cease as of January 1, 2008.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder appear on pages F-1 through F-6 of this report and are incorporated herein by reference. In addition, attached with respect to the Note Issuer and the Trust as Exhibits 99.1, 99.2, and 99.3 are an Annual Statement (unaudited)
summarizing certain information with respect to collections from the Transition Property and payments on the
Notes and Certificates, an Annual Certificate of Compliance (unaudited) with respect to the Servicer's activities, and the Quarterly Servicer's Certificate (unaudited) for the collection periods September 2006 through November 2006 (dated December 20, 2006), respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Not applicable to the Trust or the Note Issuer.

ITEM 9B.  OTHER INFORMATION

None.

                                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted pursuant to Instruction I of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

                                               Date:  February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                               Title                  Date

/s/ Thomas M. Noonan                                    Director, Chief      February 28, 2007
-------------------------------------------------------Executive Officer
Thomas M. Noonan                                         and President
                                                     (Principal Executive
                                                           Officer)

/s/ George T. Tabata                                     Director, Vice       February 28, 2007
---------------------------------------------------------President and
George T. Tabata                                     Treasurer (Principal
                                                         Financial and
                                                      Accounting Officer)

/s/ Anand Maniktala                                         Director          February 28, 2007
---------------------------------------------------------------
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

                            Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Member of SCE Funding LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in member's equity and cash flows present fairly, in all material respects, the financial position of SCE Funding LLC at
December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the
United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2007

ITEM 8.  FINANCIAL STATEMENTS

                                       SCE FUNDING LLC
                                        BALANCE SHEETS
                                      As of December 31,
                                        (in thousands)

                     ASSETS                                  2006                    2005

Current Assets:
    Cash and equivalents                            $        1,868          $          879
    Restricted funds                                        55,595                  56,890
    Current portion of note receivable - net               244,428                 246,300
    Unamortized bond issuance costs                          1,824                       -
    Prepayments and other current assets                         -                       2
                                                  ---------------------------------------------
        Total Current Assets                               303,715                 304,071
                                                  ---------------------------------------------

Other Assets and Deferred Charges:
    Note receivable - net of discount                            -                 242,544
    Unamortized bond issuance costs                              -                   3,648
                                                  ---------------------------------------------
        Total Other Assets and Deferred Charges                  -                 246,192
                                                  ---------------------------------------------

                  Total Assets                      $      303,715          $      550,263
                                                  =============================================

         LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
    Interest payable                                $          219          $          438
    Current portion of long-term debt - net                246,234                 246,300
    Deferred revenue                                        16,395                  21,636
                                                  ---------------------------------------------
                                                  ---------------------------------------------
        Total Current Liabilities                          262,848                 268,374
                                                  ---------------------------------------------

Long term debt - net of discount                                 -                 246,166
                                                  ---------------------------------------------

Member's equity                                             40,867                  35,723
                                                  ---------------------------------------------

      Total Liabilities and Member's Equity         $      303,715          $      550,263
                                                  =============================================

                  The accompanying notes are an integral part of these financial statements.

                                       SCE FUNDING LLC
                   STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                   Year Ended December 31,
                                        (in thousands)

                                                   2006              2005             2004

OPERATING REVENUE:
   Interest income                                 $31,517             $46,087              $60,129
                                          ------------------- ------------------- -----------------
      Total Operating Revenue                       31,517              46,087               60,129
                                          ------------------- ------------------- -----------------

OPERATING EXPENSES:
   Interest expense                                 27,548              43,275               59,000
   Other expenses                                    1,157               1,899                2,376
                                          ------------------- ------------------- -----------------
      Total Operating Expenses                      28,705              45,174               61,376
                                          ------------------- ------------------- -----------------

      Net Income (Loss)                              2,812                 913               (1,247)

   Member's Equity, - beginning of year             35,723              33,612               31,293
   Capital Transfer from SCE                         2,332               1,198                3,566
                                          ------------------- ------------------- -----------------
      Member's Equity, - end of year               $40,867             $35,723              $33,612
                                          =================== =================== =================

                  The accompanying notes are an integral part of these financial statements.

                                        SCE FUNDING LLC
                                   STATEMENTS OF CASH FLOWS
                                    Year Ended December 31,
                                        (in thousands)

                                                      2006              2005             2004

Cash flows from Operating Activities:
Net Income (Loss)                                $   2,812       $     913       $    (1,247)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Amortizations                                            8               2                 3
Changes in working capital:
    Restricted funds                                 1,295           4,485             5,095
    Prepayments and other current assets                 2               6                (3)
    Interest payable                                  (219)           (218)             (219)
    Deferred revenue                                (5,241)         (7,422)           (6,723)
                                                ---------------------------------------------
Net Cash Used by Operating Activities               (1,343)         (2,234)           (3,094)
                                                ---------------------------------------------

Cash Flows from Financing Activities:
Payment of principal on rate reduction notes      (246,300)       (246,300)         (246,300)
Capital Transfer from SCE                            2,332           1,198             3,566
                                                --------------------------------------------
Net Cash Used by Financing Activities             (243,968)       (245,102)         (242,734)
                                                --------------------------------------------

Cash Flows from Investing Activities:
Note receivable collections from SCE               246,300         246,300           246,300
                                                --------------------------------------------
Net Cash Provided by Investing Activities          246,300         246,300           246,300
                                                --------------------------------------------

Net Increase (decrease) in cash and equivalents        989          (1,036)              472
Cash and equivalents, beginning of year                879           1,915             1,443
Cash and equivalents, end of year                $   1,868       $     879       $     1,915
                                                 -------------------------------------------

Cash payments for interest                       $  25,875       $  41,600       $    57,325
                                                 ===========================================

                  The accompanying notes are an integral part of these financial statements.

                                                SCE FUNDING LLC
                                         NOTES TO FINANCIAL STATEMENTS
                                               DECEMBER 31, 2006

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

Deferred Revenue

Effective January 1, 2001, because of lower credit ratings, SCE was required to begin making daily rather than monthly remittances to the collection account maintained with the trustee for the Notes. The result is an acceleration of cash collections. These accelerated amounts collected from SCE in excess of current commitments are classified as deferred revenue on the financial statements. These pre-collection amounts will be applied against SCE's future remittance obligations.

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
As of December 31, 2006, the original principal amount of all series of Notes outstanding was $246.3 million.
On February 13, 2007, the Note Issuer made a cash distribution of $1.5 million. There were no distributions in 2006 or 2004. In 2005, the Note Issuer made cash distributions of $1.75 million.

Income Taxes

SCE Funding LLC is a single-member limited liability company. Accordingly, for federal and state income tax purposes, any income tax effect of SCE Funding LLC's activities will be reflected in SCE's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the
United States of America requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amount of revenue, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

3.  Fair Value of Financial Instruments

Due to their short maturities, amounts reported for cash equivalents and restricted funds approximate fair value. In addition to these amounts, at December 31, 2006 and 2005, SCE Funding LLC had a financial asset
(representing its note receivable from SCE), and financial liabilities (representing its Notes due to the
Trust) each with a cost basis of approximately $244 million and $489 million, respectively. The note receivable is carried at cost which approximates fair value. Fair value is estimated based on brokers' quotes of notes with similar characteristics. Financial liabilities are recorded at cost, with an approximate fair value of $246 million and $493 million at December 31, 2006 and 2005, respectively, and their fair value is also based on brokers' quotes.

4.  Long-Term Debt

In December 1997, SCE Funding LLC issued approximately $2.5 billion of Notes to the Trust. There were originally seven classes of Notes. The first six classes of Notes (Classes A-1 through A-6) matured in
December 1998, March 2000, 2001, and 2002, September 2003, and December 2006, respectively. The remaining class of Notes matures in 2007, with an interest rate of 6.42%. The Notes are collateralized solely by the
Transition Property (see Note 1) and certain other assets of SCE Funding LLC, and the holders of the Notes do not have any recourse to any assets or revenue of SCE or Edison International. For financial reporting purposes the Transition Property is shown as a note receivable, with the same scheduled maturities and interest rates as the Notes due to the Trust (see table below). Notwithstanding such classification of the
Transition Property, the Transition Property has been sold by SCE to SCE Funding LLC.

Principal and interest payments on the Notes are due quarterly and are paid from funds deposited with the
Trustee by SCE as servicer of the Transition Property. Because of the negative impact the California energy crisis has had on SCE's credit ratings, effective January 2001, SCE began making daily rather than monthly remittances to the trustee. The debt service requirements include an overcollateralization amount of approximately $1.2 million per year, which will be retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to SCE Funding LLC and ultimately to SCE. The required annual liquidation amount of the Notes for the year 2007 is $246.3 million. Scheduled maturity and interest rate for the Notes payable due to the Trust at December 31, 2006, are as follows:

                                    Scheduled           Interest          Amount
           Class                  Maturity Date           Rate        (in thousands)

            A-7              December 26, 2007           6.42%             246,300
                                                                    $
                          Less:  Unamortized Discount                          (66)
                                                                    ---------------
                          Current Portion of Long-Term Debt Net
                          of Discount                               $      246,234
                                                                    ===============

5.  Significant Agreements and Related Party Transactions

Under the Transition Property Servicing Agreement, SCE, the servicer, is required to manage and administer the Transition Property of SCE Funding LLC and to collect the non-bypassable tariffs from the electricity ratepayers on behalf of SCE Funding LLC. SCE Funding LLC shall pay an annual servicing fee equal to 0.25% of the outstanding principal balance of the Notes for so long as the non-bypassable tariff is included as a line item on the bills otherwise sent to electricity ratepayers or
1.5% of the outstanding principal balance of the Notes if the non-bypassable tariff is not included as a line item on bills otherwise sent to electricity ratepayers but, instead, is billed separately to electricity ratepayers. SCE Funding LLC incurred a total of $1.1 million in servicing, administration and trustee fees in
2006. SCE is also entitled to receive as compensation any interest earnings on the non-bypassable tariff collections, and any late payment charges collected from SCE's customers prior to remittance to the Trust.

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

F-2

                                                  EXHIBIT 23

                           Consent of independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-3 (No.
333-30785) of SCE Funding LLC of our report dated February 28, 2007 relating to the financial statements, which appear in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2007

                                                  EXHIBIT 31

                                                 CERTIFICATION

I, THOMAS M. NOONAN, certify that:

1.  I have reviewed this annual report on Form 10-K, and all reports on Form 10-Q containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SCE
Funding LLC;

2.  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4.  Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has complied with its servicing obligations and minimum servicing standards under the servicing agreement.

In giving the certifications above, I have reasonably relied on information provided to me by Southern
California Edison Company, as servicer and depositor.

Date:  February 28, 2007
                                              /s/ THOMAS M. NOONAN
                                        ________________________________
                                                THOMAS M. NOONAN
                                            Chief Executive Officer
                                                SCE Funding LLC

                                                 CERTIFICATION

I, GEORGE T. TABATA, certify that:

1.  I have reviewed this annual report on Form 10-K, and all reports on Form 10-Q containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of SCE
Funding LLC;

2.  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

4.  Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has complied with its servicing obligations and minimum servicing standards under the servicing agreement.

In giving the certifications above, I have reasonably relied on information provided to me by Southern
California Edison Company, as servicer and depositor.

Date:  February 28, 2007
                                              /s/ GEORGE T. TABATA
                                        ________________________________
                                                GEORGE T. TABATA
                                     Director, Vice President and Treasurer
                                                SCE Funding LLC

                                                  EXHIBIT 32

                                 STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350,
                          AS ENACTED BY SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-K for the year ended December 31, 2006 (the
Annual Report) of SCE Funding LLC (the "Company"), and pursuant to 18 U.S.C. Section 1350, as enacted by
Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies, to the best of his knowledge, that:

1.      The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities
           Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

2.      The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   /s/ Thomas M. Noonan
                                                   ---------------------------------------------------------
                                                   Thomas M. Noonan
                                                   Chief Executive Officer
                                                   SCE Funding LLC

                                                   /s/ George T. Tabata
                                                   ---------------------------------------------------------
                                                   George T. Tabata
                                                   Director, Vice President and Treasurer
                                                   SCE Funding LLC

    Date:  February 28, 2007

    This statement accompanies the Annual Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the
    Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

    A signed original of this written statement required by Section 906 has been provided to SCE Funding LLC and will be retained by SCE Funding LLC and furnished to the Securities and Exchange Commission or its staff upon request.

                                                 EXHIBIT 99.1

                                          SCE Funding LLC
                              Annual Summary of Monthly Certificates
                                     Year Ended December 2006
                                             Unaudited

                                                                        Small
                                                     Residential     Commercial
                                                      Customers       Customers         Total

Kilowatt hours of electricity billed                 28,983,526,767  4,932,258,752   33,915,785,519

FTA Charged per kilowatt hour (Jan.-Dec. 2006)(cents)         0.784          0.829              N/A

Billed FTA Charges                                     $227,230,850    $40,888,425     $268,119,275

Estimated FTA Payments                                 $226,094,696    $40,724,871     $266,819,567

Estimated Write-off                                      $1,136,154       $163,554       $1,299,708

Remittance Shortfall - increased payment                   $403,922        $80,841         $484,763
                                 to the Collection
Account
Excess Remittance - reduced payment                              $0             $0               $0
                                 to the Collection
Account
Net Write-off                                            $1,540,076       $244,395       $1,784,471

FTA Payments estimated to have been                    $227,147,220    $40,927,818     $268,075,038
                                received by the
Servicer
Remittance Shortfall - increased payment                   $403,922        $80,841         $484,763
                                 to the Collection
Account
Excess Remittance - reduced payment                              $0             $0               $0
                                 to the Collection
Account
Aggregate Remittance to the Collection Account         $227,551,142    $41,008,659     $268,559,801

                                                 EXHIBIT 99.2

                                           CERTIFICATE OF COMPLIANCE

The undersigned hereby certifies that he is the duly elected and acting Assistant Treasurer of Southern
California Edison Company, as servicer (the "Servicer") under the Transition Property Servicing Agreement dated as of December 11, 1997 (the "Servicing Agreement") between the Servicer and SCE Funding LLC (the "Note
Issuer") and further that:

        1. A review of the activities of the Servicer and of its performance under the Servicing Agreement during the twelve months ended June 30, 2006 has been made under the supervision of the undersigned pursuant to Section 3.03 of the Servicing Agreement; and

        2. To the best of the undersigned's knowledge, based on such review, the Servicer has fulfilled all of its material obligations in all material respects under the Servicing Agreement throughout the twelve months ended June 30, 2006, except for those material defaults in the fulfillment of material obligations listed on Annex A hereto.

        Executed this 28th day of February, 2007.

                                    SOUTHERN CALIFORNIA EDISON COMPANY

                                    By:   /s/ George T. Tabata
                                    -------------------------------------------------------------
                                    George T. Tabata
                                    Director, Vice President and Treasurer
                                    SCE Funding LLC

                                                    ANNEX A
                                                      TO
                                           CERTIFICATE OF COMPLIANCE

                                           LIST OF SERVICER DEFAULTS

The following material defaults known to the undersigned occurred during the twelve months ended June 30,
2006.

Nature of Default                                                Status

None

                                                 EXHIBIT 99.3

Page 1 of 3                                                            December 20, 2006

                                       Quarterly Servicer's Certificate
                              (to be delivered pursuant to Section 4.01(d)(ii) of
                the Transition Property Servicing Agreement on or before each Remittance Date)

                                Southern California Edison Company, as Servicer
----------------------------------------------------------------------------------------------------------------------
                    CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST
                                                        SCE-1
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Pursuant to the Transition Property Servicing Agreement dated as of December 11, 1997 (the "Transition Property
Servicing Agreement") between Southern California Edison Company, as Servicer, and SCE Funding LLC, as Note Issuer,
the Servicer does hereby certify as follows:
----------------------------------------------------------------------------------------------------------------------

                           Collection Periods: September 2006 through November 2006
                                     Distribution Date: December 25, 2006

        Capitalized terms used in this Quarterly Servicer's Certificate have their respective meanings set forth in the Transition Property Servicing Agreement.

        In WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this
20th day of December, 2006.

                             SOUTHERN CALIFORNIA EDISON COMPANY, as Servicer

                                    By:     /s/ Robert C. Boada
                                            ---------------------------------------------

                                    Title:  VP and Treasurer
                                            ---------------------------------------------

1.  Distribution of Principal per $1,000 of Original Principal Amount
                                                                        Principal Payment
                                                                          per $1,000 of
                                                                       Original Principal
                        Original Principal        Principal Payment          Amount
                                (A)                      (B)             (B / A x 1,000)
---------------------------------------------------------------------------------------------------------------

    a.  Class A-1       $  246,300,000.00          $         -            $         -
    b.  Class A-2          307,251,868.00                    -                      -
    c.  Class A-3          247,840,798.00                    -                      -
    d.  Class A-4          246,030,125.00                    -                      -
    e.  Class A-5          360,644,658.00                    -                      -
    f.  Class A-6          739,988,148.00                    -                      -
    g.  Class A-7          314,944,403.00          68,644,403.00           217.95720878

2.  Distribution of Interest per $1,000 of Original Principal Amount
                                                                      Interest Payment per
                                                                       $1,000 of Original
                        Original Principal        Interest Payment      Principal Amount
                                (A)                      (B)             (B / A x 1,000)
---------------------------------------------------------------------------------------------------------------

    a.  Class A-1       $  246,300,000.00          $         -            $         -
    b.  Class A-2          307,251,868.00                    -                      -
    c.  Class A-3          247,840,798.00                    -                      -
    d.  Class A-4          246,030,125.00                    -                      -
    e.  Class A-5          360,644,658.00                    -                      -
    f.  Class A-6          739,988,148.00                    -                            -
    g.  Class A-7          314,944,403.00            5,054,857.67           16.05000001

Page 2 of 3                                                            December 20, 2006

                                       Quarterly Servicer's Certificate
                              (to be delivered pursuant to Section 4.01(d)(ii) of
                the Transition Property Servicing Agreement on or before each Remittance Date)

                                Southern California Edison Company, as Servicer
----------------------------------------------------------------------------------------------------------------------
                    CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST
                                                        SCE-1
----------------------------------------------------------------------------------------------------------------------

Pursuant to the Transition Property Servicing Agreement dated as of December 11, 1997 (the "Transition Property
Servicing Agreement") between Southern California Edison Company, as Servicer, and SCE Funding LLC, as Note Issuer,
the Servicer does hereby certify as follows:

                           Collection Periods: September 2006 through November 2006
                                     Distribution Date: December 25, 2006

3.  As of this Payment Date
    a.  Required Overcollateralization Level                                 $  11,083,500.00
    b.  Required Capital Level                                                  12,215,000.00
    c.  Outstanding principal balance of Series 1997-1 Notes
        i. prior to giving effect to any payments made on this Payment Date    314,944,403.00
        ii.per Expected Amortization Schedule                                  246,300,000.00

4.  Amounts available for distribution this Payment Date:
    a.  Remittances for September 2006 Collection Period                     $  27,896,348.72
    b.  Remittances for October 2006 Collection Period                          24,464,484.72
    c.  Remittances for November 2006 Collection Period                         21,584,886.71
    d.  Net Earnings on Collection Account                                         894,030.46
    e.  General Subaccount Balance (sum of a through d above)                   74,839,750.61
    f.  Reserve Subaccount Balance                                              11,006,477.14
    g.  Overcollateralization Subaccount Balance                                10,775,625.00
    h.  Capital Subaccount Balance                                              12,215,000.00
    i.  Collection Account Balance (sum of e through h above)                  108,836,852.75

5.  Distribution of amounts remitted:
    a.  Note, Delaware, Certificate Trustee Fees                             $       1,083.33
    b.  Servicing Fees                                                             196,840.25
    c.  Quarterly Administration Fees                                               25,003.00
    d.  Operating Expenses (up to a maximum of $100,000.00)                         10,672.95
    e.  Quarterly Interest                                                       5,054,857.67
    f.  Principal Due and Payable                                                           -
    g.  Quarterly Principal                                                     68,644,403.00
    h.  Operating Expenses in excess of those in d above                                    -
    i.  Deposit to Overcollateralization Subaccount (up to required level)         307,875.00
    j.  Deposit to Capital Subaccount (up to required level)                                -
    k.  Released to the Note Issuer: Net earnings on Collection Account            599,015.41
    l.  Released to the Note Issuer upon Series retirement:
        Overcollateralization Subaccount                                                    -
    m.  Released to the Note Issuer upon Series retirement:
        Capital Subaccount Balance                                                          -
    n.  Deposit to Reserve Account                                                          -
    o.  Released to Note Issuer upon Series Retirement: Collection Account                  -
                                                                             -----------------
        TOTAL                                                                $   74,839,750.61
                                                                             -----------------

6.  For this Payment Date
    a.  Withdrawal, if any, from Reserve Subaccount
        (including $128,990.36 in net earnings)                                 $128,990.36
    b.  Withdrawal, if any, from Overcollateralization Subaccount
        (including $139,966.04 in net earnings)                                  139,966.04
    c.  Withdrawal, if any, from Capital Subaccount
        (including $159,989.90 in net earnings)                                  159,989.90

Page 3 of 3                                                            December 20, 2006

                                       Quarterly Servicer's Certificate
                              (to be delivered pursuant to Section 4.01(d)(ii) of
                the Transition Property Servicing Agreement on or before each Remittance Date)

                                Southern California Edison Company, as Servicer
----------------------------------------------------------------------------------------------------------------------
                    CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK SPECIAL PURPOSE TRUST
                                                        SCE-1
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Pursuant to the Transition Property Servicing Agreement dated as of December 11, 1997 (the "Transition Property
Servicing Agreement") between Southern California Edison Company, as Servicer, and SCE Funding LLC, as Note Issuer,
the Servicer does hereby certify as follows:

                           Collection Periods: September 2006 through November 2006
                                     Distribution Date: December 25, 2006

7.  For this Payment Date
    a.  Current Payment Date                December 25, 2006
    b.  Prior Payment Date*                 September 25, 2006
    c.  30/360 Days in Interest Accrual Period (a-b)       90

8.  Interest due and payable as of this Payment Date

                     Principal Amount
                   (before giving effect                     Interest Due
                     to any payments) Note Interest Rate    for this Period      Interest Paid
                            (A)               (B)         (A x B x 7c / 360)      this Period
---------------------------------------------------------------------------------------------------------------------

    a.  Class A-1     $           -          5.98%          $         -          $       -
    b.  Class A-2                 -          6.14%                    -                  -
    c.  Class A-3                 -          6.17%                    -                  -
    d.  Class A-4                 -          6.22%                    -                  -
    e.  Class A-5                 -          6.28%                    -                  -
    f.  Class A-6                 -          6.38%                    -                             -
    g.  Class A-7       314,944,403.00       6.42%            5,054,857.67       5,054,857.67

9.  Principal amount as of this Payment Date
                                                                              Difference Between
                                                                                  Outstanding
                                                                               Principal Amount
                     Principal Amount                      Principal Amount    and Amount Shown
                   (before giving effect                (after giving effect to   on Expected
                     to any payments)  Principal Payment     any payments)       Amortization
                            (A)               (B)                (A-B)             Schedule
----------------------------------------------------------------------------------------------------------------------

    a.  Class A-1     $           -       $        -      $           -         $        -
    b.  Class A-2                 -                -                  -                  -
    c.  Class A-3                 -                -                  -                  -
    d.  Class A-4                 -                -                  -                  -
    e.  Class A-5                 -                -                  -                  -
    f.  Class A-6                 -                -                  -                  -
    g.  Class A-7       314,944,403.00         68,644,403.00    246,300,000.00           -
                                                                --------------
                                                   Total       $246,300,000.00
                                                                --------------
        Projected outstanding balance of Series 1997-1         $246,300,000.00
                                                                --------------

10. Ending balance this Payment Date:
    a.  Reserve Subaccount                $11,006,477.14
    b.  Overcollateralization Subaccount   11,083,500.00
    c.  Capital Subaccount                 12,215,000.00

* or Series Issuance Date in the case of the first payment date.