Form 10-Q
period 2007-03-31
SCE FUNDING LLC
filed 2007-05-09
CIK 1041856

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
For the quarterly period ended March 31, 2007

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
                                                                        Yes |_|    No |X|

Page i

                                PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      SCE FUNDING LLC
                                       BALANCE SHEETS
                                       (in thousands)

                                             March 31,    December 31,
                                               2007           2006
                                           (Unaudited)

                      ASSETS

Current Assets:

      Cash and equivalents                $    955          $   1,868

      Restricted funds                      53,362             55,595
      Current portion of note
      receivable - net                     182,791            244,428

      Unamortized bond issuance costs        1,368              1,824

      Prepayments and other current
      assets                                    19                  -
                                          ---------------------------
         Total Current Assets             $238,495            303,715
                                          ---------------------------

      Total Assets                        $238,495           $303,715
                                          ===========================

     LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:

      Interest payable                    $    164           $    219
      Current portion of long-term
      debt -- net                          184,145            246,234

      Deferred revenue                      13,453             16,395
                                          ---------------------------

         Total Current Liabilities         197,762            262,848
                                          ---------------------------

Member's equity                             40,733             40,867
                                          ---------------------------

      Total Liabilities and Member's
      Equity                              $238,495           $303,715
                                          ===========================

    The accompanying notes are an integral part of these financial statements.

                                      SCE FUNDING LLC
                  STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                        (Unaudited)
                                       (in thousands)

                                           3 Months Ended
                                              March 31,
                                       -----------------------
                                          2007        2006

OPERATING REVENUE:

       Interest income                 $  5,438       $  9,188
                                       -----------------------

          Total Operating Revenue      $  5,438       $  9,188
                                       -----------------------

OPERATING EXPENSES:

       Interest expense                   4,370          7,833

       Other expenses                       187            829
                                       -----------------------

          Total Operating Expenses        4,557          8,662
                                       -----------------------

          Net Income                        881            526

       Member's Equity, beginning
       of period                         40,867         35,723
       Capital Transfer (to) / from
       SCE                               (1,015)           638
                                       -----------------------
          Member's Equity, end of
          period                       $ 40,733      $  36,887
                                       =======================

     The accompanying notes are an integral part of these financial statements.

                               SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                   3 Months Ended
                                                      March 31,
                                              ------------------------
                                                 2007          2006
                                              ------------  ----------

Cash Flows from Operating Activities:

Net Income                                    $      881   $      526
Adjustments to reconcile net income to
net cash provided (used) by operating
activities:

Amortizations                                          5            1
Changes in working capital:
    Restricted funds                               2,233        6,533
    Prepayments and other current assets             (19)         (18)
    Interest payable                                 (55)         (55)
    Deferred revenue                              (2,943)      (7,639)
                                              -----------  ----------
Net Cash Provided (Used) by Operating
Activities                                           102         (652)
                                              -----------  ----------

Cash Flows from Financing Activities:
     Payment of principal on rate
reduction notes                                  (62,105)     (62,138)
     Capital Transfer (to) / from SCE             (1,015)         638
                                              -----------  ------------
Net Cash Used by Financing Activities            (63,120)     (61,500)
                                              -----------  ------------

Cash Flows from Investing Activities:
     Note receivable collections from SCE         62,105       62,138
                                              -----------  ------------
Net Cash Provided by Investing Activities         62,105       62,138
                                              -----------  ------------

Net decrease in cash and equivalents                (913)         (14)
Cash and equivalents, beginning of period          1,868          879
                                              -----------  ------------
Cash and equivalents, end of period           $      955  $       865
                                              ===========  ============

Cash payments for interest                    $    3,953  $     7,888
                                              -----------  ------------

    The accompanying notes are an integral part of these financial statements.

SCE FUNDING LLC

NOTES TO FINANCIAL STATEMENTS

      In the opinion of management, all adjustments have been made that are necessary to present a fair statement of the financial position and results of operations for the periods covered by this report.

      SCE Funding LLC's significant accounting policies were described in Note 2 of "Notes to Financial Statements" included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission. SCE Funding LLC follows the same accounting policies for interim reporting purposes. Results of operations for the interim periods are not necessarily indicative of results to be expected for a full year. This quarterly report should be read in conjunction with SCE Funding LLC's 2006
Annual Report on Form 10-K.

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

      The following analysis of the Note Issuer's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein, and the Financial Statements and Notes to the Financial Statements included in SCE Funding
LLC's 2006 Annual Report on Form 10-K.

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

      In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than projected and the balance in the Collection Account (excluding the General Subaccount) is below the required level. The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture. Through
March 31, 2007, it was not necessary to file any such routine quarterly true-up adjustment.

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
Accordingly, income statement effects are limited primarily to income generated from the
Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the three month period ended March 31, 2007, income generated from the Transition Property was $5 million compared to $9 million for the same period in 2006. The decrease is due to a lower outstanding note receivable from SCE.
Interest expense for the three months ended March 31, 2007 was $4 million compared to $8 million for the same period in 2006. The decrease is due to a lower outstanding balance of the Notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

      Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period December 2006 through February 2007 (dated March 14, 2007), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the
Note Indenture. As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the General Subaccount Balance) totaled $63 million and were sufficient to pay 95% of all scheduled distributions and related expenses on the Notes.

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

Item 4.  Controls and Procedures

      SCE Funding LLC's management, under the supervision and with the participation of the company's Chief Executive Officer and Director, Vice President and Treasurer, has evaluated the effectiveness of SCE Funding LLC's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Director, Vice President and Treasurer
have concluded that, as of the end of the period, SCE Funding LLC's disclosure controls and procedures are effective.

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

Item 5.  Other Information.

      Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the
Quarterly Servicer's Certificate for the collection period December 2006 through February
2007 (dated March 14, 2007), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

      (a)   See the Exhibit Index of this report below.

                                         SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2007                    SCE FUNDING LLC
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