Form 10-Q
period 2007-06-30
SCE FUNDING LLC
filed 2007-08-09
CIK 1041856

============================================================================================
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
For the quarterly period ended          June 30, 2007

                                             OR

|_| TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE  ACT OF 1934
    For the transition period from   _____________ to _____________

                              Commission File Number 333-30785

                               --------

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

Indicate by check mark  whether  the  registrant  (1) has filed all  reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the  registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No|_|

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
                                                                        Yes |_|    No |X|

Page

                                PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      SCE FUNDING LLC
                                       BALANCE SHEETS
                                       (in thousands)

                                                June 30,        December 31,
                                                 2007              2006

                                                 ----              ----
                                              (Unaudited)

                      ASSETS

                      ------

Current Assets:
      Cash and equivalents                      $     968        $      1,868
      Restricted funds                             48,746              55,595
      Current portion of note receivable - net    128,746             244,428
      Unamortized bond issuance costs                 912               1,824
      Prepayments and other current assets             13                   -
                                                ---------        ------------
         Total Current Assets                     179,385             303,715
                                                ---------        ------------

      Total Assets                              $ 179,385        $    303,715
                                                =========        ============

     LIABILITIES AND MEMBER'S EQUITY

     -------------------------------

Current Liabilities:
      Interest payable                          $     116        $       219
      Current portion of long-term debt - net     129,649            246,234
      Deferred revenue                              7,634             16,395
      Other current liabilities                       308                  -
                                                ---------        -----------
         Total Current Liabilities                137,707            262,848
                                                ---------        -----------

Member's equity                                    41,678             40,867
                                                ---------        -----------

      Total Liabilities and Member's Equity     $ 179,385        $   303,715
                                                =========        ===========

  The accompanying notes are an integral part of these financial statements.

                                      SCE FUNDING LLC
                  STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                        (Unaudited)
                                       (in thousands)

                                                      6 Months Ended
                                                         June 30,
                                                -----------------------------
                                                    2007            2006
                                                    ----            ----

OPERATING REVENUE:
       Interest income                          $     9,787    $       17,399
                                                ------------   --------------
          Total Operating Revenue                     9,787            17,399
                                                ------------   --------------

OPERATING EXPENSES:
       Interest expense                               7,751            15,629
       Other expenses                                   347               658
                                                -----------    --------------
          Total Operating Expenses                    8,098            16,287
                                                -----------    --------------

          Net Income                                  1,689             1,112

       Member's Equity, beginning of period          40,867            35,723
       Capital Transfer (to) / from SCE                (878)            1,238
                                                ------------    -------------
          Member's Equity, end of period        $    41,678     $      38,073
                                                ============    =============

  The accompanying notes are an integral part of these financial statements.

                                SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                        6 Months Ended
                                                           June 30,
                                                ---------------------------
                                                      2007          2006
                                                      ----          ----

Cash Flows from Operating Activities:
Net Income                                       $     1,689  $      1,112
Adjustments to reconcile net income to
   net cash used by operating activities:
Amortizations                                              9             1
Changes in working capital:
    Restricted funds                                   6,849         9,072
    Prepayments and other current assets                 (13)          (11)
    Interest payable                                    (103)         (103)
    Deferred revenue                                  (8,761)      (11,295)
    Other current liabilities                            308             -
                                                ------------  -------------
Net Cash Used by Operating Activities                    (22)       (1,224)
                                                ------------  -------------
Cash Flows from Financing Activities:
     Payment of principal on rate reduction notes   (116,618)     (116,264)
     Capital Transfer (to) / from SCE                   (878)        1,238
                                                 ------------  ------------
Net Cash Used by Financing Activities               (117,496)     (115,026)
                                                 ------------  ------------
Cash Flows from Investing Activities:
     Note receivable collections from SCE            116,618       116,264
                                                ------------  ------------
Net Cash Provided by Investing Activities            116,618       116,264
                                                ------------  ------------

Net increase (decrease) in cash and equivalents         (900)           14
Cash and equivalents, beginning of period              1,868           879
                                                ------------  ------------
Cash and equivalents, end of period             $        968  $        893
                                                ============  ============
Cash payments for interest                      $      6,909  $     14,786
                                                ------------  ------------

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

      In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than projected and the balance in the Collection Account (excluding the General Subaccount) is below the required level. The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture. Through
June 30, 2007, it was not necessary to file any such routine quarterly true-up adjustment.

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
Accordingly, income statement effects are limited primarily to income generated from the
Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the six month period ended June 30, 2007, income generated from the Transition Property was $10 million compared to $17 million for the same period in 2006. The decrease is due to a lower outstanding note receivable from SCE.
Interest expense for the six months ended June 30, 2007 was $8 million compared to $16 million for the same period in 2006. The decrease is due to a lower outstanding balance of the Notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

      Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period March 2007 through May 2007 (dated June 18, 2007), delivered pursuant to the Note
Indenture, which includes information relating to the collections and distributions of the
FTA Charges, and the balances in the reserve subaccounts under the Note Indenture. As noted
therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon (the
General Subaccount Balance) totaled $55 million and were sufficient to pay 96% of all scheduled distributions and related expenses on the Notes.

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

Item 5.  Other Information.

      Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the
Quarterly Servicer's Certificate for the collection period March 2007 through May 2007
(dated June 18, 2007), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

      (a)   See the Exhibit Index of this report below.

                                         SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2007                 SCE FUNDING LLC
                                       as Registrant

                                       By       /s/ Thomas M. Noonan
                                                -----------------------
                                       Name:    Thomas M. Noonan
                                       Title:   Chief Executive Officer

Item 6.  Exhibit Index

           SCE Funding LLC

     32            Statement Pursuant to 18 U.S.C. 1350

     99            Quarterly Servicer's Certificate (Unaudited)