Form 10-Q
period 2007-09-30
SCE FUNDING LLC
filed 2007-11-02
CIK 1041856

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
      1934
For the quarterly period ended                September 30, 2007

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
                                                                        Yes |_|    No |X|

Page

                                PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      SCE FUNDING LLC
                                       BALANCE SHEETS
                                       (in thousands)

                                            September 30,           December 31,
                                                2007                   2006
                                            (Unaudited)

                      ASSETS

Current Assets:

      Cash and equivalents                   $      1,946      $       1,868
      Restricted funds                             56,302             55,595
      Current portion of note receivable-net       67,813            244,428
      Unamortized bond issuance costs                 456              1,824
      Prepayments and other current assets              7                  -
                                             ---------------   -------------
         Total Current Assets                     126,524            303,715
                                             ---------------   -------------
      Total Assets                           $    126,524      $     303,715
                                             ===============   =============

     LIABILITIES AND MEMBER'S EQUITY

Current Liabilities:
      Interest payable                       $         61      $         219
      Current portion of long-term debt-net        68,264            246,234
      Deferred revenue                             14,889             16,395
      Other current liabilities                         3                  -
                                             ---------------   -------------
         Total Current Liabilities                 83,217            262,848
                                             ---------------   -------------

Member's equity                                    43,307             40,867
                                             ---------------   -------------
      Total Liabilities and Member's
      Equity                                 $    126,524      $     303,715
                                             ===============   =============

  The accompanying notes are an integral part of these financial statements.

                                SCE FUNDING LLC
            STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
                                  (Unaudited)
                                 (in thousands)

                                              9 Months Ended
                                               September 30,
                                     -----------------------------
                                          2007            2006

OPERATING REVENUE:
  Interest income                      $    13,307    $     24,876
                                       ------------   --------------
    Total Operating Revenue                 13,307          24,876
                                       ------------   --------------

OPERATING EXPENSES:

  Interest expense                          10,250          22,082
  Other expenses                               459             928
                                       ------------   --------------
    Total Operating Expenses                10,709          23,010
                                       ------------   --------------

    Net Income                               2,598           1,866

  Member's Equity, beginning of period      40,867          35,723
  Capital Transfer (to)/from SCE              (158)          1,805
                                       ------------   --------------
    Member's Equity, end of period     $    43,307    $     39,394
                                       ============   ==============

  The accompanying notes are an integral part of these financial statements.

                                SCE FUNDING LLC
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                   9 Months Ended
                                                    September 30,
                                              --------------------------
                                                 2007          2006

Cash Flows from Operating Activities:
Net Income                                    $   2,598      $     1,866
Adjustments to reconcile net income to
   net cash used by operating activities:
Amortizations                                        14                3
Changes in working capital:
    Restricted funds                               (707)          (3,571)
    Prepayments and other current assets             (7)              (4)
    Interest payable                               (158)            (158)
    Deferred revenue                             (1,506)           1,157
    Other current liabilities                         2             (110)
                                              ------------  ------------
Net Cash Provided (Used) by Operating
Activities                                          236             (817)
                                              ------------  ------------

Cash Flows from Financing Activities:
     Payment of principal on rate
     reduction notes                           (178,019)        (177,656)
     Capital Transfer (to) / from SCE              (158)           1,805
                                              ------------  ------------
Net Cash Used by Financing Activities          (178,177)        (175,851)
                                              ------------  ------------
Cash Flows from Investing Activities:
     Note receivable collections from SCE       178,019          177,656
                                              ------------  ------------
Net Cash Provided by Investing Activities       178,019          177,656
                                              ------------  ------------

Net increase in cash and equivalents                 78              988
Cash and equivalents, beginning of period         1,868              879
                                              ------------  ------------
Cash and equivalents, end of period           $   1,946      $     1,867
                                              ============  ============
Cash payments for interest                    $   8,991      $    20,820
                                              ------------  ------------

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

Note 1.  Basis of Presentation.

      The financial statements include the accounts of SCE Funding LLC (also referred to as the Note Issuer), a Delaware special purpose limited liability company, whose sole member is Southern California Edison Company (SCE), a provider of electric services. All of the issued and outstanding common stock of SCE is owned by its parent holding company, Edison
International. SCE Funding LLC was organized in June 1997 in order to effect the purchase from SCE of Transition Property (as defined below) and to fund such purchase from the issuance of the SCE Funding LLC Notes, Series 1997-1, Class A-1 through Class A-7 (Notes)
to the California Infrastructure and Economic Development Bank Special Purpose Trust SCE-1
(Trust) which issued certificates (Certificates) with terms and conditions similar to the
Notes. The proceeds from the sale of the Transition Property resulted in a reduction in revenue requirements sufficient to enable SCE to provide a 10% electric rate reduction to
SCE's residential and small commercial customers in connection with electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate
Bill 477 (collectively, the electric restructuring legislation). This rate reduction became effective January 1, 1998.

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

      In order to enhance the likelihood that actual collections with respect to the
Transition Property are neither more nor less than the amount necessary to amortize the
Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and

fund certain accounts established pursuant to the Note Indenture as required, the Servicing Agreement requires SCE, as the Servicer of the Transition Property to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and
the rate of delinquencies and write-offs. On August 15, 2007, SCE filed with the CPUC an anniversary true-up mechanism advice letter filing. The filing confirmed that the FTA
Charges then in effect for residential and small commercial customers were adequate to service the Notes and therefore no adjustment was necessary at that time. On December 22,
2006, SCE filed with the CPUC a routine annual true-up mechanism advice letter filing. This filing decreased the FTA Charges for residential customers by 9.1%, from .784 cents to .713 cents per kilowatt hour, and for small commercial customers by 9.1% from .829 cents to .754 cents per kilowatt hour, effective January 1, 2007.

      In June 2002, the Servicing Agreement was amended to provide for a routine quarterly true-up adjustment whenever, at the end of any of the first three calendar quarters of a year, the energy usage by SCE's customers is at least 3% lower than projected and the balance in the Collection Account (excluding the General Subaccount) is below the required level. The purpose of the amendment was to further assure that actual collections are not less than the amounts necessary for the purposes specified in the Note Indenture. Through
September 30, 2007, it was not necessary to file any such routine quarterly true-up adjustment.

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
Accordingly, income statement effects are limited primarily to income generated from the
Transition Property, interest expense on the Notes, servicing fees to SCE, and incidental investment interest income. During the nine month period ended September 30, 2007, income generated from the Transition Property was $13 million compared to $25 million for the same period in 2006. The decrease is due to a lower outstanding note receivable from SCE.
Interest expense for the nine months ended September 30, 2007 was $10 million compared to
$22 million for the same period in 2006. The decrease is due to a lower outstanding balance of the Notes. Interest expense includes interest on the Notes, amortization of debt issuance costs and the discount on the notes.

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

      Attached as Exhibit 99 is the Quarterly Servicer's Certificate for the collection period June 2007 through August 2007 (dated September 25, 2007), delivered pursuant to the
Note Indenture, which includes information relating to the collections and distributions of the FTA Charges, and the balances in the reserve subaccounts under the Note Indenture. As noted therein on page 2 line 4e, collections of FTA Charges and interest earnings thereon
(the General Subaccount Balance) totaled $66.5 million and were sufficient to pay 100% of all scheduled distributions and related expenses on the Notes.

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

Item 5.  Other Information.

      Attached, with respect to the Note Issuer and the Trust, as Exhibit 99 is the
Quarterly Servicer's Certificate for the collection period June 2007 through August 2007
(dated September 25, 2007), delivered pursuant to the Note Indenture, which includes information relating to the collections and distributions of the FTA Charges and the balances in the reserve subaccounts under the Note Indenture.

Item 6.  Exhibits.

      (a)   See the Exhibit Index of this report below.

                               SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 2, 2007               SCE FUNDING LLC
                                       as Registrant

                                       By       Thomas M. Noonan
                                                -----------------------
                                       Name:    Thomas M. Noonan
                                       Title:   Chief Executive Officer

Item 6.  Exhibit Index

           SCE Funding LLC

                   Statement Pursuant to 18 U.S.C. 1350
     32
                   Quarterly Servicer's Certificate (Unaudited)
     99